Form 10-K
period 1996-06-30
PROPHET 21 INC
filed 1996-09-30
CIK 917823

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1996
                          Commission File No. 0-23306

                               PROPHET 21, INC.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                    23-2746447
- -----------------------------------       -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

             19 West College Avenue,  Yardley,  Pennsylvania 19067
- -------------------------------------------------------------------------------
(Address of principal executive offices)                       (zip code)


                                (215) 493-8900
                      --------------------------------
                           (Registrant's telephone
                         number, including area code)


          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
Title of each class                                    on which registered
- -------------------                                   ----------------------

- -----------------------------                         --------------------------

- -----------------------------                         --------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------


                               1 of _____ pages
                        Index to Exhibits at page______

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes:  X   No:
                                      ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $10,462,529 at September 13, 1996 based on the last sales price on that date.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 13, 1996:

      Class                                              Number of Shares
      -----                                              ----------------
Common Stock, $.01 par value                               3,986,500

     The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                               TABLE OF CONTENTS
                               -----------------

               Item                                                       Page
               ----                                                       ----

PART I     1.  Business..................................................    4

           2.  Properties................................................   12

           3.  Legal Proceedings.........................................   12

           4.  Submission of Matters to a Vote of Security Holders.......   12


PART II    5.  Market for the Company's Common Equity
               and Related Stockholder Matters...........................   13

           6.  Selected Financial Data...................................   14

           7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................   15

           8.  Financial Statements and Supplementary Data...............   20

           9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.......................   20


PART III  10.  Directors and Executive Officers of the Company...........   21

          11.  Executive Compensation....................................   21

          12.  Security Ownership of Certain Beneficial Owners and
               Management................................................   21

          13.  Certain Relationships and Related Transactions............   21


PART IV   14.  Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K...................................   22

SIGNATURES...............................................................   23

EXHIBIT INDEX............................................................   25

FINANCIAL DATA AND SCHEDULES.............................................  F-1


                                  PART I

ITEM 1.   BUSINESS.

GENERAL

     Prophet 21, Inc. ("Prophet 21" or the "Company") is a provider of fully integrated, on-line business management systems developed exclusively for use by distributors and wholesalers. The Prophet 21 System is an enterprise-wide solution consisting of business application software, business application training, consulting, software customization, application hardware, system installation and implementation services, supported by a dedicated customer service organization. The Company addresses the automation needs of its customers through a comprehensive, feature-rich and user-friendly computer system. The system enhances a customer's efficiency and profitability by performing critical business functions, including flexible order entry, customer service, inventory management and control, integrated purchasing, accounting, general ledger and electronic commerce such as EDI, VMI, and DMI. Prophet 21 offers a total solution for its customers, including system design, configuration, installation, network communications, training, support and maintenance.

     Prophet 21 markets its products and services to approximately 50,000 of the roughly 300,000 distributors and wholesalers operating in the United States and, as of June 30, 1996, had an installed base of 1,613 systems across the United States and Canada. The Company's customers vary in size from small distributors and wholesalers with a few users to larger companies with several hundred users linking multiple geographically dispersed branches. The Company sells the Prophet 21 System through its 43-person direct sales force located in sales and service offices throughout the United States to a wide range of industry segments including industrial, electrical, plumbing, electronic, hardware, heating and air conditioning, medical and dental, janitorial and general distribution. The Company believes that one of its competitive advantages is its accumulated knowledge of the distribution industry gained over twenty-nine years, which has enabled it to develop an industry-focused solution to satisfy the needs of its customers.

     The Company implemented a strategic decision early in 1992 to move from its internally developed proprietary hardware system to an open system platform, based on the UNIX/AIX operating system running on an IBM RISC System/6000 computer. The Company's adoption of an open system solution broadened the market for the Prophet 21 System, facilitated greater customer acceptance and allowed successful integration of industry standard third-party software and hardware. At the end of fiscal 1996, the Company introduced the next generation of the Prophet 21 System - Prophet 21 Acclaim. Prophet 21 Acclaim combines the functional strength of the Prophet 21 System with Progress Software's data base technology to provide distributors additional usability, functionality and accessibility. Its open system architecture and open system connectivity allows ease of data base access. Prophet 21 Acclaim began beta testing in the first quarter of fiscal 1997 and the Company estimates that its new product will be available for purchase within the second quarter of fiscal 1997. There can be no assurance, however, that the Company will successfully complete the product within its estimated time frame, if at all.

     The Company is a holding company incorporated in Delaware in December 1993. The principal operations of the Company are conducted through its indirect wholly-owned subsidiary, Prophet 21 (New Jersey), Inc., a New Jersey corporation incorporated in 1967 under the name Programmed Control Corporation.

     Prophet 21 System, Prophet 21 Acclaim and the Company's logo are trademarks of the Company. All other trademarks and trade names referred to in this Form 10-K are the property of the respective owners and are not the property of the Company.

PROPHET 21'S MARKET

     Of the roughly 300,000 distributors and wholesalers operating in the United States and Canada, Prophet 21 markets its products and services to approximately 50,000 businesses in a wide range of industry segments including industrial, electrical, plumbing, electronic, hardware, heating and air conditioning, medical and dental, janitorial and general distribution. Distributors and wholesalers warehouse products and handle the movement of large quantities of inventory across a wide range of industries and play a critical role in the flow of goods from manufacturers to retailers and consumers. The Company believes that distributors and wholesalers increasingly are finding that the changing business environment dictates the need for automated business management systems.

     The Company's target market is highly fragmented, consisting of companies ranging from small one-location companies to multi-location distributors and wholesalers. Distributors and wholesalers, regardless of size, tend to operate with relatively low margins and, in order to compete effectively, must move goods quickly at the least possible expense and maintain minimal inventories. Distributors and wholesalers with multiple locations also must manage inventory in a cost-effective manner across their various branches. In addition to the competitive pressures inherent in the distribution industry, suppliers and customers increasingly require that distributors and wholesalers possess sophisticated technology, including electronic data interchange ("EDI") capabilities, which enable goods to be ordered and billed computer-to-computer, and bar code labeling capabilities, which allow for automated and accurate product tracking.

     The Company believes that a majority of distributors and wholesalers presently rely on ineffective or outmoded systems to manage their businesses.
In addition, changes in technology, evolving distributor needs and consolidation in the distribution industry dictate that companies upgrade their computer systems on a continuing basis in order to maintain a competitive edge.

THE PROPHET 21 SYSTEM

     The Prophet 21 System is an enterprise-wide solution consisting of business application software, business application training, consulting, software customization, application hardware, system installation and implementation services. These products are supported by a dedicated customer service organization. The Company has designed the system to address the business management automation needs of distributors and wholesalers of all sizes. Set forth below are several ranges of configurations of Prophet 21 Systems currently offered by the Company:

 APPROXIMATE          APPROXIMATE                 APPROXIMATE BASE
     USER                BASE                    MONTHLY MAINTENANCE
   CAPACITY         PRICE RANGE(1)                 CONTRACT FEE(1)
- -------------       ---------------              --------------------
    8 - 32            $30,000 to $60,000             $400 to $700
   32 - 80           $70,000 to $110,000            $800 to $1,400
   80 - 128          $115,000 to $145,000          $1,300 to $1,800
     128+                 $225,000                     $2,500+

- ----------
(1) Actual prices and maintenance fees vary depending upon the size and features of the system purchased, including optional software products and hardware components.

     Many of the features of the Prophet 21 System have been designed to meet the specific needs of the distribution industry, with heavy emphasis on features automating order processing, inventory management and control, communications networking and product pricing. In addition, the Company offers electronic commerce such as EDI, VMI and DMI capabilities which provide links between its customers and an expanding number of trading partners who are their customers and suppliers.

     The Company provides a single, comprehensive, feature-rich system. The Company believes that this standardization permits systems to be installed rapidly and supported effectively because installers, trainers and customer support personnel have a high level of expertise with a single system. In addition, this standardization permits the Company's customers to incorporate readily the Company's periodic software enhancements. To facilitate the very specific and unique needs of some of our customers the Company does provide custom software modifications through a separate custom software department.

     The Prophet 21 System's design facilitates its use by distributors and wholesalers with multi-branch operations. The system permits distributors and wholesalers to determine system-wide inventory status instantaneously and to ship orders expeditiously and efficiently. The Prophet 21 System also allows for centralized purchasing, inventory control, billing and accounting, thereby eliminating certain branch-level expenses and permitting goods to be moved quickly while minimizing inventories. The Company's communications capabilities include configuration of wide area networks and integration with local area networks.

     The Prophet 21 System is an open system that allows the integration of third-party software products such as report writers, faxing software, warehouse automation, forms creation and executive information system. The Company has successfully developed seamless integration to a number of third-party products.

SALES AND MARKETING

     The Company sells its products and services through its 43-person direct sales force located in sales and service offices throughout the United States, and through its six-person inside sales force operating from the Company's headquarters. In November 1994, the Company appointed a new Vice President of Sales who had been the Company's most successful salesperson since 1990. The field sales force is also supervised by a field manager and three other regional sales managers who monitor and manage sales performance and assist in sales activity. The Company's direct sales force focuses on the distribution industry and understands the specific needs and mission-critical applications of distributors and wholesalers within targeted industry segments. The Company believes that it is necessary for a sales representative with a thorough understanding of the automation needs of the distribution industry to explain the advantages of a Prophet 21 System and conduct an effective demonstration of a system before a prospective customer will decide to purchase a system. Sales presentations are tailored for particular customers and their industry segments. The Company believes that its direct sales approach leads to long-term relationships with customers that increase customer satisfaction and provide opportunities for follow-on sales to its existing customer base. The Company believes that as the distribution industry continues to evolve and face new challenges a knowledgeable and solutions oriented sales force should bring great value to our customers.

     The Marketing Department is led by a Director of Marketing who was appointed in September 1994. The Company's strategy is to provide focused marketing on the industry segments served by the Company, in particular, the industrial, electrical, plumbing and general distribution industries. The Company generates leads through telemarketing, direct mail, advertising, national and regional trade shows and Company-sponsored seminars.

     The Company's marketing department has the responsibility of identifying the market to be served by the Company's products and services. The marketing department further guides the direction of the Company's products and services. Information is gathered aggressively by the marketing department from the Company's customer base and from the distribution market. This data is then presented for consideration in regard to enhancing current products and for creating new products.

CUSTOMERS

     The Company had, as of June 30, 1996, an installed base of approximately 1,613 systems. The Company's customers vary in size from small distributors or wholesalers with a few users to larger companies with several hundred users linking multiple geographically dispersed branches. Currently, approximately 50% of the Company's customers have multiple locations connected by communications networks. The Company serves a wide range of industry segments, including industrial, electrical, plumbing, electronic, hardware, heating and air conditioning, medical and dental, janitorial and general distribution. During the three fiscal years ended June 30, 1996, no one customer accounted for 10% or more of the Company's revenue.

SYSTEMS TRAINING AND TECHNICAL SUPPORT SERVICES

     A key element of the Company's business strategy is to provide extensive training and support to its customers. The Company has established a customer service and support, and installation organization, consisting of 103 persons, that provides installation and post-sales support for systems under warranty or maintenance contract.

     Once Prophet 21 receives an order, the Company provides training and consultation, including advice on how to best operate the customer's business using the Prophet 21 System, before the system is installed. After installation, the Company typically provides applications training at the customer's location. Customers have telephone access to technical specialists who respond to hardware, software and applications questions. These technical support specialists diagnose and solve technical problems and assist customers with systems integration and use. The Company tracks service reports through a customer database which maintains current status reports as well as historical logs of customer interaction.

     The Company provides a one-year hardware warranty and a 90-day software warranty. Ninety days after the sale, customers typically enter into a fee-based maintenance contract covering software and hardware support. The Company offers software enhancements at discounted prices to customers who have entered into maintenance contracts. As of June 30, 1996, approximately 85% of the Company's customers were covered by maintenance contracts following the initial warranty period. There can be no assurance, however, that customers will continue to enter into maintenance contracts at this rate. Maintenance contracts have an initial term of one year and continue thereafter unless terminated.

     Prophet 21 conducts annual user conferences to provide training, exchange of ideas and demonstrations of new products and features. The Company also conducts regional training and support conferences.

SOFTWARE DEVELOPMENT

     The distribution industry is characterized by changing needs and the Company's success depends, to a large extent, on its ability to continually modify and enhance its software to meet such changing needs. The Company places great emphasis on software development and expects to continue to introduce modifications or enhancements to its software on a periodic basis. The Company presently releases a modified or enhanced version of the Prophet 21 Software approximately every eight to twelve months. The Company identifies customer and marketplace product needs by direct and frequent interaction with users of the Prophet 21 System, through customer satisfaction surveys and by following the trends of the distribution market. In fiscal 1996, the Company released XL8, the latest version of the Prophet 21 XL Software incorporating many new features and enhancements. The next update, XL9, is scheduled for release in the second quarter of fiscal 1997. In addition, the Company develops modifications and enhancements to its software to address the specific needs of targeted segments in order to continue to increase the number of features and improve the applications for such industry segments. Forty-five employees are directly involved in programming and software development.

     At the end of fiscal 1996, the Company introduced the next generation of the Prophet 21 System - Prophet 21 Acclaim. Prophet 21 Acclaim combines the functional strength of the Prophet 21 System with Progress Software's data base technology to provide distributors additional usability, functionality and accessibility. Its open system architecture and open system connectivity allows ease of data base access. Prophet 21 Acclaim began beta testing in the first quarter of fiscal 1997 and the Company estimates that its new product will be available for purchase within the second quarter of fiscal 1997.

     The Company's research and development expenses were approximately $2.6 million, $2.9 million and $2.2 million in the fiscal years ended June 30, 1994, 1995 and 1996, respectively. In 1996, the Company also began capitalizing certain software development costs which totaled $458,000 during the year.

ASSEMBLY AND SUPPLIERS

     The Company relies on third-party vendors to develop, manufacture and supply all of the hardware components of the Prophet 21 System. Manufacturing by the Company consists of light assembly and systems integration.

     The Company believes that several vendors are capable of providing most of the components and parts used in the Company's systems. In certain instances, despite the availability of multiple sources, the Company elects to procure certain components or parts from a single source to maintain quality control or to develop a strategic relationship with a supplier. The Company has not entered into any long-term supply contracts with its vendors, electing to purchase components and parts on a purchase order basis. As a result, the Company has no assurance that components and parts will be available as required, or that prices of such components and parts will not increase. In addition, certain components of the Prophet 21 System, including IBM RISC System/6000 computers and Progress software, are available only from a single source.

     In July 1991, Prophet 21 entered into an Authorized Dealers and Industry Remarketers Agreement with IBM. The agreement grants to the Company a non-exclusive right to purchase and license certain hardware products from IBM, including IBM RISC System/6000 computers, for remarketing by the Company in the United States. Although the agreement contains no minimum purchase requirements, the volume of systems purchased by Prophet 21 affects the percentage discount received by the Company and may be a factor considered by IBM in connection with Prophet 21's continued authorization as an IBM industry remarketer. The agreement is subject to annual renewal and may be terminated by IBM with or without cause on three-months written notice. During the fiscal years ended June 30, 1995 and 1996, the Company's hardware purchases from IBM totaled $4.7 million and $5.2 million, respectively.

COMPETITION

     The market for business management automation systems for the distribution industry is highly competitive. The Company believes that it has approximately 30 direct competitors, represented by a mix of small, closely-held companies and divisions of larger companies that sell software or systems directly competitive with those of the Company. Certain of such competitors serve only a limited number of industry segments within the distribution industry.

     The Company believes that the principal competitive factors in the distributor and wholesaler automation industry include product features, technical capabilities, system price/performance, vendor and product reputation, financial stability, customer service and support, and timeliness of product modifications and enhancements and that it competes effectively with respect to all of these factors.

INTELLECTUAL PROPERTY

     The Company's success is heavily dependent upon its intellectual property, including its software technology. Prophet 21 relies principally on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, and license agreements to protect its intellectual property. Nonetheless, there can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or unlawful copying of its technology or software programs. Copyright and trade secret laws do not limit the rights of others to independently develop similar technology and software programs. Although the Company believes that its software products do not infringe on any existing proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future.

     The Company believes that, due to the rapid pace of innovation within the computer industry, factors such as technological and creative skill of personnel, knowledge and experience of management, reputation, maintenance and support and the ability to develop, enhance, market and acquire software products and services are more important for establishing and maintaining a competitive position within the industry than are patent, copyright and other legal protections for its technology.

EMPLOYEES

     As of June 30, 1996, the Company employed 235 persons full-time, of whom 58 were engaged in sales and marketing; 103 were engaged in customer service and support, and installation; 45 were engaged in programming and software development and quality assurance; and 29 were engaged in finance, administration and management. In addition, 27 were employed on a part-time basis (19 of whom were engaged in administrative functions). None of the Company's employees are covered by collective bargaining agreements. The Company believes that it has been successful in attracting skilled personnel. Competition for experienced sales and marketing personnel and software programmers is intense. The Company's future success will depend in part on its ability to continue to attract, retain and motivate highly qualified personnel.

The Company considers relations with its employees to be excellent. During fiscal 1996, the Company focused on efficient management of the Company's major departments. The Company believes that its efforts have produced departmental structures and better defined goals coupled with decision-making authority vested in departmental managers and staff employees. In addition, the Company has implemented improved product and industry education programs and various incentive compensation programs. As a result of the Company's emphasis on departmental efficiency and improved quality, the Company was able to reduce the number of full-time employees from 259 as of June 30, 1994 to 235 at the end of fiscal 1996.

ITEM 2.   PROPERTIES.

     The Company leases facilities in Yardley, Pennsylvania totaling 60,000 square feet from Dr. John E. Meggitt, the Company's Chairman of the Board and Mrs. Dorothy M. Meggitt, Secretary. This lease expires on June 30, 1998 and contains a renewal option for an additional five-year term. The leased space in Pennsylvania is used for administration, a substantial portion of sales and marketing, customer service and support, assembly, quality assurance and software development. The Company also leases sales and service offices in Atlanta, Boston, Chicago and Seattle.

ITEM 3.  LEGAL PROCEEDINGS.

     There is no material litigation pending to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     Prior to March 1994, there was no established market for the Company's Common Stock. Since March 11, 1994, the Common Stock has traded on the Nasdaq National Market ("NNM") under the symbol "PXXI."

     The following table sets forth the high and low bid information for the Common Stock for each of the quarters since the quarter ended September 30, 1994 as reported on NNM. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

          QUARTER ENDED                HIGH                LOW
       -------------------           --------             -----
       September 30, 1994             $10.00              $7.500
       December 31, 1994              $ 9.00              $3.500
       March 31, 1995                 $ 5.00              $2.750
       June 30, 1995                  $ 5.25              $3.500
       September 30, 1995             $ 5.25              $4.375
       December 31, 1995              $ 5.25              $4.125
       March 31, 1996                 $ 5.50              $4.375
       June 30, 1996                  $ 6.50              $4.125

     As of August 31, 1996, the approximate number of holders of record of the Common Stock was 175 and the approximate number of beneficial holders of the Common Stock was 974.

     The Company has never declared or paid dividends on its Common Stock. The Company currently intends to retain any future earnings to finance the growth of the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA.

     The selected consolidated financial data for the five fiscal years ended June 30, 1996 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, the Company's audited consolidated financial statements, related notes and "Item
7. Management's Discussion and Analysis of Results of Operations and Financial Condition," which are included elsewhere in this Annual Report on Form 10-K.

                                                       FISCAL YEAR ENDED JUNE 30,
                                           1992      1993      1994(1)      1995        1996
                                          -------   -------   ---------   ---------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
 System sales...........................  $13,797   $21,688    $27,871     $21,295     $20,905
 Service and support....................    8,105     8,645      9,598       9,948      12,145
                                          -------   -------    -------     -------     -------
                                           21,902    30,333     37,469      31,243      33,050
                                          -------   -------    -------     -------     -------
Cost of revenue:
 System sales...........................    7,945    11,937     14,563      12,610      11,672
 Service and support....................    4,051     4,460      5,275       5,723       6,624
                                          -------   -------    -------     -------     -------
                                           11,996    16,397     19,838      18,333      18,296
                                          -------   -------    -------     -------     -------
   Gross profit.........................    9,906    13,936     17,631      12,910      14,754
                                          -------   -------    -------     -------     -------

Operating expenses:
 Sales and marketing....................    6,037     7,350      8,765       8,146       8,346
 General and administrative.............    1,653     2,060      2,550       2,251       2,296
 Research and development...............    1,640     2,157      2,620       2,907       2,248
 Severance expense......................       --        --         --         378          --
                                          -------   -------    -------     -------     -------
   Total operating expenses.............    9,330    11,567     13,935      13,682      12,890
                                          -------   -------    -------     -------     -------
   Operating income (loss)..............      576     2,369      3,696        (772)      1,864
 Interest income........................      108        71        129         374         408
                                          -------   -------    -------     -------     -------
   Income (loss) before taxes...........      684     2,440      3,825        (398)      2,272
Provision (benefit) for income taxes....      223       944      1,474        (171)        922
                                          -------   -------    -------     -------     -------
   Net income (loss)....................  $   461   $ 1,496    $ 2,351     $  (227)    $ 1,350
                                          =======   =======    =======     =======     =======
Net income (loss) per share.............  $  0.15   $  0.48    $  0.69     $ (0.06)    $  0.34
                                          =======   =======    =======     =======     =======
Weighted average common and
 common equivalent shares
 outstanding............................    3,111     3,111      3,410       4,002       4,011

BALANCE SHEET DATA
(AT PERIOD END):
Working capital.........................  $ 3,158   $ 4,382    $15,222     $15,172     $15,997
Total assets............................    9,737    12,978     25,157      23,145      25,832
Stockholders' equity....................    5,180     6,676     17,838      17,631      18,981
- ---------------------

(1) Includes in general and administrative expenses a compensation expense of $240,500 resulting from the difference between the exercise price and the fair market value of the Common Stock underlying the 370,000 stock options granted in December 1993. Excluding this charge, general and administrative expenses, operating income, net income and net income per share would have been $2,309,000, $3,937,000, $2,592,000 and $0.76, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL

     The Company was founded in 1967 to provide custom programming services and, in 1974, it began to design, develop, market and support automated business management systems for distributors, wholesalers and dealers. The Company's revenue is derived primarily from the sale of Prophet 21 Systems, maintenance contracts which provide for software support and equipment maintenance and the sale of optional software products. Each Prophet 21 System includes the Prophet 21 XL Software, an IBM RISC System/6000 computer, various optional third party software products and hardware components, training, support and installation. The Company's cost of revenue consists principally of the costs of hardware components, customer support, installation and training and, to a lesser extent, third party software.

     The Company implemented a strategic decision early in 1992 to move from its internally developed proprietary hardware system to an open system platform, based on the UNIX/AIX operating system running on an IBM RISC System/6000 Computer. The Company's adoption of an open system solution broadened the market for the Prophet 21 System, facilitated greater customer acceptance and allowed successful integration of industry standard third party software and hardware.

     The Company introduced in fiscal 1996 its next generation product, Prophet 21 Acclaim, a complete business management system that combines the functionality of the traditional Prophet 21 System with the technology of progress software's DBMS. Prophet 21 Acclaim is targeted for sales to new and current customers. It has been designed so that current customers can move to this new product while preserving their existing technology infrastructure. Prophet 21 Acclaim is currently in beta testing, and the Company estimates that it will be generally released in the second quarter of fiscal 1997.

     This annual report contains forward looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such forward looking statements.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of revenue, and the percentage change in the dollar amount of such data compared to the prior comparable period:

                                     PERCENTAGE OF REVENUE      PERCENTAGE INCREASE
                                    ------------------------   --------------------
                                                                     (DECREASE)
                                                                     ----------

                                       FISCAL YEAR ENDED         FISCAL        FISCAL
                                            JUNE 30,            1995 OVER    1996 OVER
                                    ------------------------     FISCAL        FISCAL
                                     1994     1995     1996       1994          1995
                                    ------   ------   ------    ---------    ---------
Revenue:
 System sales.....................   74.4%    68.2%    63.3%      (23.6)%       (1.8)%
 Service and support..............   25.6     31.8     36.7         3.6         22.1
                                    -----    -----    -----
                                    100.0    100.0    100.0       (16.6)         5.8
                                    -----    -----    -----
Cost of revenue:
 System sales.....................   38.9     40.4     35.3       (13.4)        (7.4)
 Service and support..............   14.0     18.3     20.0         8.5         15.7
                                    -----    -----    -----
                                     52.9     58.7     55.4        (7.6)        (0.2)
                                    -----    -----    -----
   Gross profit...................   47.1     41.3     44.6       (26.8)        14.3
                                    -----    -----    -----

Operating expenses:
 Sales and marketing..............   23.4     26.1     25.3        (7.1)         2.5
 General and administrative.......    6.8      7.2      6.9       (11.7)         2.0
 Research and development.........    7.0      9.3      6.8        11.0        (22.7)
 Severance expense................     --      1.2       --          --           --
                                     ----     ----    -----
   Total operating expenses.......   37.2     43.8     39.0        (1.8)        (5.8)
                                     ----    -----    -----
   Operating income (loss)........    9.9     (2.5)     5.6      (120.9)       341.5
Interest income...................    0.3      1.2      1.2       189.9          9.1
   Income (loss) before
    income taxes..................   10.2     (1.3)     6.9      (110.4)       670.9
Provision (benefit) for income
 taxes............................    3.9     (0.5)     2.8      (111.6)       639.2
                                     ----     ----    -----
Net income (loss).................    6.3%    (0.7)%    4.1%     (109.7)       694.7
                                     ====     ====    =====

Fiscal Year Ended June 30, 1996 Compared to Fiscal Year Ended June 30, 1995

     Revenue. Revenue increased by 5.8%, or $1,807,000, from $31,243,000 in fiscal 1995 to $33,050,000 in fiscal 1996. System sales revenue decreased by 1.8%, from $21,295,000 in fiscal 1995 to $20,905,000 in fiscal 1996. This decrease was attributable primarily to the Company's focus on larger system sales which resulted in increased average price of systems sold but a decrease in the number of units sold. In addition, the Company continued to experience a longer sales cycle during fiscal 1996 as a result of its focus on larger system sales. The decrease in system sales was offset, in part, by an increase in sales of optional software products. Service and support revenue increased 22.1% from $9,948,000 in fiscal 1995 to $12,145,000 in fiscal 1996. This increase was attributable primarily to an increase in the number of users who entered into maintenance contracts and, to a lesser extent, to the implementation by the Company of a new maintenance program which offers multiple levels of service at different prices.

     Gross Profit. The Company's gross profit increased by 14.3% or $1,844,000, from $12,910,000 in fiscal 1995 to $14,754,000 in fiscal 1996. Gross profit margin increased from 41.3% of revenue in fiscal 1995 to 44.6% of revenue in fiscal 1996. Gross profit from system sales increased by 6.3% or $548,000 from $8,685,000 in fiscal 1995 to $9,233,000 in fiscal 1996. Gross profit margin attributable to system sales increased from 40.8% of systems sales revenue in fiscal 1995 to 44.2% in fiscal 1996. The increases in such gross profit and gross profit margin were attributable primarily to increased sales volume of optional Prophet 21 software which, in general, carries higher margins and to a lesser extent, to the Company's sales focus on larger system sales. Gross profit from service and support revenue increased by 30.7% or $1,296,000 from $4,225,000 in fiscal 1995 to $5,521,000 in fiscal 1996. Gross profit margin attributable to service and support revenue increased from 42.5% of service and support revenue in fiscal 1995 to 45.5% in fiscal 1996. The increases in such gross profit and gross profit margin were attributable primarily to an increase in the number of new users who have entered into the maintenance program and, to a lesser extent, the implementation by the Company of a new maintenance program which offers multiple levels of service at different prices, offset in part by a severance payment of $190,000.

     Sales and marketing expenses. Sales and marketing expenses increased by 2.5% or $200,000 from $8,146,000 in fiscal 1995 to $8,346,000 in fiscal 1996, but decreased as a percentage of revenue from 26.1% to 25.3% respectively. Sales and marketing expenses increased due to the Company's increased marketing efforts in direct mail and software catalogue sales and to a lesser extent, higher salesmen compensation associated with higher sales.

     General and administrative expenses. General and administrative expenses increased by 2.0% or $45,000 from $2,251,000 in fiscal 1995 to $2,296,000 in fiscal 1996, but decreased as a percentage of revenue from 7.2% to 6.9%, respectively. The increase in general and administrative expenses was due to increases in compensation expense.

     Research and development expenses. Research and development expenses decreased by 22.7%, or $659,000, from $2,907,000 in fiscal 1995 to $2,248,000 in fiscal 1996, and decreased as a percentage of revenue from 9.3% to 6.8%, respectively. The decrease in research and development expenses was due primarily to a reduction in related salary expenses and staffing requirements resulting from the Company's creation of new, more efficient programming tools for use by the Company's programmers, and the capitalization of certain software development costs.

     Income taxes. The Company's effective tax rate was 43.0% and 40.6% in fiscal 1995 and fiscal 1996, respectively.

     Fiscal Year Ended June 30, 1995 Compared to Fiscal Year Ended June 30, 1994

     Revenue. Revenue decreased by 16.6%, or $6,226,000, from $37,469,000 in fiscal 1994 to $31,243,000 in fiscal 1995. System sales revenue decreased by 23.6%, from $27,871,000 in fiscal 1994 to $21,295,000 in fiscal 1995. This decrease was attributable primarily to decreased sales of Prophet 21 Systems. The decrease was due primarily to lower unit volume and lower average unit price during the first half of fiscal 1995 and continued lower unit volume in the second half of fiscal 1995. The decrease in unit volume in fiscal 1995 as compared to fiscal 1994 was attributable primarily to the restructuring of the Company's sales force. To a lesser extent, the decrease also was attributable to an increase in the sales cycle, during the second half of fiscal 1995, which resulted from the Company's increased focus on larger system sales. As a result of the foregoing, the Company hired a new Vice President -- Sales, restructured its sales force with new leadership, developed a new sales organization plan, developed an extensive sales training program and revised salesperson compensation. Service and support revenue increased by 3.6%, from $9,598,000 in fiscal 1994 to $9,949,000 in fiscal 1995. This increase was attributable primarily to a price increase for services provided to customers covered by service contracts and, to a lesser degree, to an increase in the number of service customers.

     Gross Profit. The Company's gross profit decreased by 26.8%, or $4,721,000, from $17,631,000 in fiscal 1994 to $12,910,000 in fiscal 1995 as a result of decreased sales volume and lower average unit price. Gross profit margin decreased from 47.1% of revenue in fiscal 1994 to 41.3% of revenue in fiscal 1995. Gross profit margin attributable to system sales decreased from 47.7% of system sales revenue in fiscal 1994 to 40.8% in fiscal 1995. The decrease in such gross profit margin was attributable primarily to the fixed nature of a substantial portion of the cost of sales and, to a lesser extent, to a change in the product mix attributable to greater sales of lower margin hardware and peripherals. Gross profit margin attributable to service and support revenue decreased from 45.0% of service and support revenue in fiscal 1994 to 42.5% in fiscal 1995. The decrease in such gross profit margin is attributable primarily to increased payroll expenses and service subcontracting expenses necessitated by an increase in the number of service contracts, offset in part, by a price increase for services provided to customers covered under such contracts.

     Sales and marketing expenses. Sales and marketing expenses decreased by 7.1%, or $619,000, from $8,765,000 in fiscal 1994 to $8,146,000 in fiscal 1995, and increased as a percentage of revenue from 23.4% to 26.1%, respectively. Sales and marketing expenses decreased in absolute dollars due primarily to lower salesmen compensation which is based primarily on sales volume. Such expenses increased as a percentage of revenue as a result of decreased sales volume and the fixed costs associated with the sales infrastructure, offset in part by a reduction in corresponding salesmen compensation.

     General and administrative expenses. General and administrative expenses decreased by 11.7%, or $299,000, from $2,550,000 in fiscal 1994 to $2,251,000 in fiscal 1995, and remained relatively constant as a percentage of revenue. The decrease in general and administrative expenses was primarily due to compensation expense of $240,500 incurred in connection with certain stock option grants in the second quarter of fiscal 1994 and, to a lesser extent, to a decrease in compensation as a result of voluntary reductions in salary by each member of the Company's management and reduced payroll expense due to the lay-off, in January 1995, of twenty-three employees whose positions were no longer vital to the operation of the Company. Such expenses remained relatively constant as a percentage of revenue as such payroll reductions were offset by decreased sales volume.

     Research and development expenses. Research and development expenses increased by 11.0%, or $287,000, from $2,620,000 in fiscal 1994 to $2,907,000 in fiscal 1995, and increased as a percentage of revenue from 7.0% to 9.3%, respectively. Research and development expenses increased as a percentage of revenue as a result of decreased sales volume. The increase in absolute dollars was due primarily to an increase in salaries due to an increase in programming staff and management and, to a lesser extent, to an increase in fees paid to consultants.

     Severance expense. Severance expenses were due to a charge to compensation expense in the amount of $378,000 made in connection with the resignation of the Company's Vice President -- sales and marketing in August 1994.

     Income taxes. The Company's effective tax rate was 38.5% and 43.0% in fiscal 1994 and fiscal 1995, respectively.

BACKLOG

     The Company normally ships systems within 30 days of receiving an order and, therefore, does not customarily have a significant backlog.

LIQUIDITY AND CAPITAL RESOURCES

     In March 1994, the Company completed an initial public offering of 1,500,000 shares of its Common Stock for $10.00 per share, of which 1,000,000 shares were issued and sold by the Company and an aggregate of 500,000 shares were sold by certain stockholders of the Company. The net proceeds to the company from the offering were approximately $8,811,000. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.

     Since its inception, the Company has funded its operations from cash generated by operations and available cash. Cash used by operations was $1,535,000 for fiscal year ended

June 30, 1994. The Company's cash flow from operations was $1,184,000 and $1,263,000 for the fiscal years ended June 30, 1995 and 1996, respectively.

     The Company's working capital was $15,222,000, $15,172,000 and $15,997,000 at june 30, 1994, 1995 and 1996, respectively.

     The Company invested $1,230,000, $876,000 and $1,069,000 in capital equipment and leasehold improvements in fiscal 1994, 1995 and 1996, respectively. There are no other material commitments for capital expenditures currently outstanding.

     The Company does not have a significant concentration of credit risk with respect to accounts receivable due to the large number of customers comprising the Company's customer base and their dispersion across different geographic regions. The Company performs on-going credit evaluations and generally does not require collateral. The Company maintains reserves for potential credit losses, and, to date, such losses have been within the Company's expectations.

     The Company believes that available funds and the cash flow expected to be generated from operations will be adequate to satisfy its current and planned operations for at least the next 24 months.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Financial statements required to be filed pursuant to this item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11.  EXECUTIVE COMPENSATION.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  (1)  Financial Statements.

          Reference is made to the index to Financial Statements and Schedules on Page F-1.

(a)  (2)  Financial Statement Schedules.

          Reference is made to the Index to Financial Statements and Schedules on Page F-1.

(a)  (3)  Exhibits.

          Reference is made to the Index to Exhibits on Page 25.

(b)       Reports on Form 8-K.

          No reports on Form 8-K have been filed during the fiscal year ended June 30, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of September, 1996.

                                       PROPHET 21, INC.



                                       BY: /s/ Charles L. Boyle, III
                                          --------------------------------------
                                           CHARLES L. BOYLE, III, PRESIDENT
                                           AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                     DATE
          ---------                        -----                     ----
/s/ Charles L. Boyle, III              PRESIDENT, CHIEF EXECUTIVE    SEPTEMBER 27, 1996
- -----------------------------          OFFICER AND DIRECTOR
CHARLES L. BOYLE, III                  (PRINCIPAL EXECUTIVE
                                       OFFICER)

/s/ Thomas Giuliani                    CHIEF FINANCIAL OFFICER       SEPTEMBER 27, 1996
- -----------------------------          AND TREASURER (PRINCIPAL
THOMAS GIULIANI                        FINANCIAL AND ACCOUNTING
                                       OFFICER)

/s/ John E. Meggitt                    CHAIRMAN OF THE BOARD AND     SEPTEMBER 27, 1996
- -----------------------------          DIRECTOR
JOHN E. MEGGITT, PH.D.

/s/ Dorothy M. Meggit                  SECRETARY AND DIRECTOR        SEPTEMBER 27, 1996
- -----------------------------
DOROTHY M. MEGGITT


/s/ Louis J. Cissone                   DIRECTOR                      SEPTEMBER 27, 1996
- -----------------------------
LOUIS J. CISSONE


/s/ Mark A. Timmerman                  DIRECTOR                      SEPTEMBER 16, 1996
- -----------------------------
MARK A. TIMMERMAN

                                 EXHIBIT INDEX


EXHIBIT
  NO.          DESCRIPTION OF EXHIBIT
- -------        ----------------------

  3.1 Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

  3.2 By-laws. (Incorporated by reference to exhibit 3.2 to the Company's Registration Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

  4.1* 1993 Stock Plan of the Company adopted December 6, 1993, as amended December 15, 1993. (Incorporated by reference to Exhibit
               4.1 to the Company's Registration Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

 10.1* Employment Agreement dated as of July 1, 1993 between the Company and John E. Meggitt. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.) Employment Agreement amended by amendments to Employment Agreement dated January 26, 1995 and February 3, 1995, such amendments filed herewith.

 10.2* Employment Agreement dated as of July 1, 1993 between the Company and Charles L. Boyle, III. (Incorporated by reference to Exhibit
               10.2 to the Company's Registration Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.) Employment Agreement amended by Amendments to Employment Agreement dated January 27, 1995 and April 20, 1995, such amendments filed herewith.

 10.3* Employment Agreement dated as of July 1, 1993 between the Company and Neil Jaffe. (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File Number 33-74276), which became effective on March 10, 1994.) Employment Agreement amended by Amendments to Employment Agreement dated January 26, 1995 and April 20, 1995, such amendments filed herewith.

 10.4* Indemnification Agreement dated as of December 6, 1993 between the Company and John E. Meggitt. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

 Exhibit
   No.        Description of Exhibit
- ---------     ----------------------
  10.5*       Indemnification Agreement dated as of December 6, 1993 between the
              Company and Dorothy M. Meggitt. (Incorporated by reference to
              Exhibit 10.7 to the Company's Registration Statement on Form S-1
              (File Number 33-74276) which became effective on March 10, 1994.)

  10.6*       Indemnification Agreement dated as of December 6, 1993 between the
              Company and Charles L. Boyle, III. (Incorporated by reference to
              Exhibit 10.8 to the Company's Registration Statement on Form S-1
              (File Number 33-74276) which became effective on March 10, 1994.)

  10.7*       Indemnification Agreement dated as of December 6, 1993 between the
              Company and Thomas F. Ward. (Incorporated by reference to Exhibit
              10.9 to the Company's Registration Statement on Form S-1 (File
              Number 33-74276) which became effective on March 10, 1994.)

  10.8*       Indemnification Agreement dated as of December 6, 1993 between the
              Company and Neil Jaffe. (Incorporated by reference to Exhibit
              10.10 to the Company's Registration Statement on Form S-1 (File
              Number 33-74276) which became effective on March 10, 1994.)

  10.9*       Indemnification Agreement dated as of December 6, 1993 between the
              Company and Richard Hercus. (Incorporated by reference to Exhibit
              10.11 to the Company's Registration Statement on Form S-1 (File
              Number 33-74276) which became effective on March 10, 1994.)

  10.10       Lease dated July 1, 1993 by and between John E. Meggitt and
              Dorothy M. Meggitt as Landlord, and the Company, as Tenant.
              (Incorporated by reference to Exhibit 10.12 to the Company's
              Registration Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

  10.11 Form of Employment Agreement by and between the Company and each salesman. (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File Number 33-
              74276) which became effective on March 10, 1994.)

  10.12       Form of Employee's Invention Assignment, Non-Competition and
              Confidential Information Agreement. (Incorporated by reference to
              Exhibit 10.14 to the Company's Registration Statement on Form S-1
              (File Number 33-74276) which became effective on March 10, 1994.)

  10.13       International Business Machines Corporation Agreement for
              Authorized Dealers and Industry Remarketers, as amended, with exhibits. (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File Number 33-
              74276) which became effective on March 10, 1994.)

                                     -26-

 Exhibit
   No.        Description of Exhibit
- ---------     ----------------------
  10.14       Progress Software Value Added Reseller Agreement. (Incorporated by
              reference to Exhibit 10.18 to the Company's Registration Statement
              on Form S-1 (File Number 33-74276) which became effective on March
              10, 1994.)

  10.15*      Indemnification Agreement dated as of May 18, 1994 between the
              Company and Louis J. Cissone. (Incorporated by reference to
              Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994.)

  10.16*      Indemnification Agreement dated as of May 18, 1994 between the
              Company and Mark A. Timmerman. (Incorporated by reference to
              Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994.)

  10.17* Indemnification Agreement dated as of September 24, 1996 between the Company and Thomas M. Giuliani, such agreement filed herewith.

    21 List of subsidiaries of the Company. (Incorporated by reference to Exhibit 21 to the Company's Registration Statement on Form S-1
              (File Number 33-74276) which became effective on March 10, 1994.)

- -----------
* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                       PROPHET 21, INC. AND SUBSIDIARIES
                     INDEX TO CONSOLIDATED FINANCIAL DATA
                                 AND SCHEDULES

                                                                     PAGE
                                                                     ----
Report of Independent Accountants..................................   F-2

Consolidated Balance Sheets as of June 30, 1995
 and 1996..........................................................   F-3

Consolidated Statements of Operations for the years ended
 June 30, 1994, 1995 and 1996......................................   F-4

Consolidated Statements of Stockholders' Equity for the
 years ended June 30, 1994, 1995 and 1996..........................   F-5

Consolidated Statements of Cash Flows for the years ended
 June 30, 1994, 1995 and 1996......................................   F-6

Notes to Consolidated Financial Statements.........................   F-7

Report of Independent Accountants..................................   S-1

Schedule II........................................................   S-2

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Prophet 21, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Prophet 21, Inc. and Subsidiaries as of June 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prophet 21, Inc. and Subsidiaries as of June 30, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years ended June 30, 1996, in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
August 23, 1996

                       PROPHET 21, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                       JUNE 30,
                                              -------------------------
                                                 1995            1996
                                                 ----            ----
ASSETS

Current assets
 Cash and cash equivalents..................  $ 7,064         $ 2,860
 Marketable securities......................    2,008           5,795
 Accounts receivable, net of allowance
  for doubtful accounts of $205
  and $209, respectively....................    9,982          12,029
Inventories.................................      972           1,546
Prepaid and other current assets............      660             618
                                              -------         -------
   Total current assets.....................   20,686          22,848
Equipment and improvements, net.............    2,255           2,242
Deferred income taxes.......................      169              19
Software development costs..................       --             458
Other assets................................       35             265
                                              -------         -------
   Total assets.............................  $23,145         $25,832
                                              =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable...........................  $ 2,466         $ 2,922
 Accrued expenses and other liabilities.....      825             957
 Commissions payable........................      257             381
 Taxes payable..............................      310             391
 Profit sharing plan contribution payable...       25             250
 Deferred income............................    1,631           1,950
                                              -------         -------
   Total current liabilities................    5,514           6,851
                                              -------         -------
Commitments and contingent liabilities
Stockholders' equity
 Preferred stock--$0.01 par value,
 1,500,000 shares authorized; no
 shares issued or outstanding...............       --              --
Common stock--$0.01 par value,
 10,000,000 shares authorized; 4,002,500
 shares issued and outstanding..............       40              40
 Additional paid-in capital.................    8,821           8,821
 Retained earnings..........................    8,770          10,120
                                              -------         -------
   Total stockholders' equity...............   17,631          18,981
                                              -------         -------
   Total liabilities and
    stockholders' equity....................  $23,145         $25,832
                                              =======         =======

     The accompanying notes are an integral part of these consolidated financial statements.

                       PROPHET 21, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                               YEAR ENDED JUNE 30,
                                       ---------------------------------
                                            1994       1995       1996
                                          --------   ---------   -------
Revenue:
  System sales...........................  $27,871    $21,295    $20,905
  Service and support....................    9,598      9,948     12,145
                                           -------    -------    -------
                                            37,469     31,243     33,050
                                           -------    -------    -------
Cost of revenue:
  System sales...........................   14,563     12,610     11,672
  Service and support....................    5,275      5,723      6,624
                                           -------    -------    -------
                                            19,838     18,333     18,296
                                           -------    -------    -------
  Gross profit...........................   17,631     12,910     14,754
                                           -------    -------    -------

Operating expenses:
  Sales and marketing....................    8,765      8,146      8,346
  General and administrative.............    2,550      2,251      2,296
  Research and development...............    2,620      2,907      2,248
  Severance expense......................       --        378         --
                                           -------    -------    -------
                                            13,935     13,682     12,890
                                           -------    -------    -------
       Operating income (loss)...........    3,696       (772)     1,864
Interest income..........................      129        374        408
                                           -------    -------    -------
Income (loss) before taxes...............    3,825       (398)     2,272
Provision (benefit) for income taxes.....    1,474       (171)       922
                                           -------    -------    -------
Net income (loss)........................  $ 2,351    $  (227)   $ 1,350
                                           =======    =======    =======
Net income (loss) per share..............  $  0.69    $ (0.06)   $  0.34
                                           =======    =======    =======
Weighted average common and common
 equivalent shares outstanding...........    3,410      4,002      4,011
                                           =======    =======    =======

     The accompanying notes are an integral part of these consolidated financial statements.

                       PROPHET 21, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)

                                            COMMON STOCK                               TOTAL
                                           ---------------   PAID-IN   RETAINED    STOCKHOLDERS'
                                           SHARES   AMOUNT   CAPITAL   EARNINGS        EQUITY
                                           ------   ------   -------   ---------   --------------
Balance, June 30, 1993..................    3,000      $30        --    $ 6,646      $ 6,676
Issuance of common stock
 in connection with initial
 public offering........................    1,000       10     8,801                   8,811
Net income..............................                                  2,351        2,351
                                            -----      ---    ------    -------      -------
Balance, June 30, 1994..................    4,000       40     8,801      8,997       17,838
Issuance of common stock in
 connection with exercise
 of stock options.......................        2                 20                      20
Net loss................................                                   (227)        (227)
                                            -----      ---    ------    -------      -------
Balance, June 30, 1995..................    4,002       40     8,821      8,770       17,631
Net income..............................                                  1,350        1,350
                                            -----      ---    ------    -------      -------
Balance, June 30, 1996                      4,002      $40    $8,821    $10,120      $18,981
                                            =====      ===    ======    =======      =======

     The accompanying notes are an integral part of these consolidated financial statements.

                       PROPHET 21, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEAR ENDED JUNE 30,
                                                                     -----------------------------
                                                                      1994       1995       1996
                                                                      ----       ----       ----
Cash flows from operating activities:
Net income (loss)................................................    $ 2,351     $ (227)   $ 1,350
                                                                     -------     ------    -------
Adjustments to reconcile net income (loss) to
 net cash provided (used) by operating activities:
  Depreciation and amortization..................................        989      1,160      1,006
  Gain on sale of equipment......................................         (8)        (5)        --
  Provision for losses on accounts receivable....................        210        110        247
  Deferred taxes.................................................        (73)       (44)       150
Decreases (increases) in operating assets:
  Accounts receivable............................................     (5,536)     1,756     (2,294)
  Inventories....................................................         48        124       (574)
  Prepaid expenses and other assets..............................       (533)       115         41
Increases (decreases) in operating liabilities:
  Accounts payable...............................................        127       (605)       456
  Accrued expenses...............................................        781       (318)       337
  Income taxes payable...........................................         (7)      (652)        --
  Profit sharing plan contribution payable.......................         37       (452)       225
  Deferred income................................................         79        222        319
                                                                     -------     ------    -------
  Total adjustments..............................................     (3,886)     1,411        (87)
                                                                     -------     ------    -------
Net cash provided (used) by operating activities.................     (1,535)     1,184      1,263
                                                                     -------     ------    -------
Cash flows from investing activities:
  Cash purchases of equipment....................................     (1,230)      (876)    (1,069)
  Software development costs.....................................         --         --       (458)
  Purchase of marketable securities..............................     (7,884)        --     (9,160)
  Maturity of marketable securities..............................         --      5,797      5,450
  Other Assets...................................................         --         --       (230)
                                                                     -------     ------    -------
Net cash (used) provided by investing activities.................     (9,114)     4,921     (5,467)
                                                                     -------     ------    -------
Cash flows from financing activities:
  Proceeds from issuance of common stock,
   net of offering costs.........................................      8,811         --         --
  Stock options exercised........................................         --         20         --
                                                                     -------     ------    -------
Net cash provided by financing activities........................      8,811         20     (4,204)
                                                                     -------     ------    -------
Net increase (decrease) in cash and cash equivalents.............     (1,838)     6,125
Cash and cash equivalents at beginning of period.................      2,777        939      7,064
                                                                     -------     ------    -------
Cash and cash equivalents at end of period.......................    $   939     $7,064    $ 2,860
                                                                     =======     ======    =======
Supplemental cash flow disclosures:
  Income taxes paid..............................................    $ 1,593     $  826    $   847
                                                                     =======     ======    =======

     The accompanying notes are an integral part of these consolidated financial statements.

                       PROPHET 21, INC, AND SUBSIDIARIES
                   NOTES TO THE CONSOLIDATED FINANCIAL DATA
                                (IN THOUSANDS)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Presentation:

     The consolidated financial statements include the accounts of Prophet 21, Inc. and its wholly-owned Subsidiaries (the Company). All intercompany transactions have been eliminated. The Company is a leading provider of fully integrated, on-line business management systems developed exclusively for use by distributors, wholesalers and dealers.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents:

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

     Marketable Securities:

     Marketable securities consist primarily of governmental debt instruments with an initial maturity of three months or more. The Company accounts for investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates. All of the Company's marketable securities are classified as held-to-maturity as of the balance sheet date and are reported at cost plus an adjustment for amortization, which approximates fair market value.

     Inventories:

     Inventories primarily consist of purchased hardware and software. Inventories are stated at the lower of cost or market. Cost is determined using the average cost on a first-in-first-out method.

     Equipment and Improvements:

     Equipment and improvements are recorded at cost and are depreciated using the straight line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or remaining lease term. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the

                       PROPHET 21, INC, AND SUBSIDIARIES
                   NOTES TO THE CONSOLIDATED FINANCIAL DATA
                                (IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

accounts and any resulting gain or loss is reflected in the income statement for the period. The cost of maintenance and repairs is charged to expense as incurred, whereas significant renewals and betterments are capitalized.

     Revenue Recognition:

     Revenue is recorded by the Company when products are shipped to the customer at which time the cost of installation and other obligations associated with the sale are accrued. Maintenance revenues from hardware and software support fees are recognized ratably over the contract period.

     Warranty:

     The Company provides warranties on its hardware and proprietary software against design defects. A provision for future claims is recorded on historical experience.

     Capitalized Software:

     During fiscal year 1996, the Company capitalized software development costs associated with a new product pursuant to Statement of Financial Accounting Standards Board ("SFAS") No. 86. Such costs have been capitalized only after technological feasibility has been demonstrated. Such capitalized amounts will be amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life of three years. Amortization of capitalized software development costs will be charged to cost of sales. At June 30, 1996, the Company had capitalized $458 of software development costs, none of which had been amortized. All other research and development costs have been expensed.

     Income Taxes:

     The Company utilizes the asset and liability approach for income taxes which requires the recognition of deferred tax liability and assets for the expected future tax consequences of temporary differences between the carrying amount and the tax bases of other assets and liabilities.

     Net Income Per Share:

     Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4-D, all Common Stock options granted by the Company during the twelve months preceding the Company's initial public offering date have been included in the calculation of weighted average shares outstanding as if they were

                       PROPHET 21, INC, AND SUBSIDIARIES
                   NOTES TO THE CONSOLIDATED FINANCIAL DATA
                                (IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

outstanding for all periods presented, using the treasury stock method at the public offering price of $10.00 per share.

2.   INVENTORIES:

     A summary of the major components of inventories are as follows:

                                               JUNE 30,
                                         --------------------
                                            1995      1996
                                            ----      ----
Finished goods..........................    $  886    $1,412
Used equipment inventory................        86       134
                                            ------    ------
                                            $  972    $1,546
                                            ======    ======

3.  EQUIPMENT AND IMPROVEMENTS:

A summary of the major components of equipment and improvements are as follows:

                                                June 30,
                                            ----------------
                                              1995      1996
                                            ------    ------
Equipment.................................. $2,152    $2,347
Computer systems...........................  2,303     2,840
Furniture and fixtures.....................    661       716
Leasehold improvements.....................    363       429
                                            ------    ------
                                             5,479     6,332
Accumulated depreciation
 and amortization..........................  3,224     4,090
                                            ------    ------
                                            $2,255    $2,242
                                            ======    ======

     Depreciation and amortization expense of $989, $1,160 and $1,006 was charged to operations for the years ending June 30, 1994, 1995 and 1996, respectively.

                       PROPHET 21, INC, AND SUBSIDIARIES
                   NOTES TO THE CONSOLIDATED FINANCIAL DATA
                                (IN THOUSANDS)

4.  Leasing Arrangements:

     The Company leases certain facilities and equipment under various operating lease agreements with initial terms ranging from one to five years. Future minimum payments under noncancelable operating leases at June 30, 1996 are:

Fiscal Year      Related Party   Third Party   Total
- --------------   -------------   -----------   -----

1997..............  $403             $81        $484
1998..............   418              50         468
1999..............    --              26          26
Thereafter........    --              --          --
                    ----             ---        ----
                    $821             $85        $906
                    ====             ===        ====

     Rent expense, including related party transactions, for the years ended June 30, 1994, 1995 and 1996 was $551, $556 and $535, respectively.

5.  RELATED PARTY TRANSACTIONS:

     The Company rents office space from its principal stockholders under lease terms expiring on June 30, 1998. The lease agreement includes a five-year renewal provision at the Company's option. Rent expense under the lease for the years ended June 30, 1994, 1995 and 1996 was $409, $423 and $438, respectively.

                       PROPHET 21, INC, AND SUBSIDIARIES
                   NOTES TO THE CONSOLIDATED FINANCIAL DATA
                                (IN THOUSANDS)

6.  Income Taxes:
     The components of the provision (benefit) for income taxes are as follows:

                                             YEAR ENDED JUNE 30,
                                          ---------------------------
                                            1994       1995     1996
                                          --------   --------   -----
Federal:
 Current.................................. $1,288     $ (147)   $ 675
 Deferred.................................    (46)       (33)     113
                                           ------     ------    -----
                                            1,242       (180)     788
                                           ------     ------    -----
State:
 Current..................................    259       (160)      60
 Deferred.................................    (27)       (11)      37
                                           ------     ------    -----
                                              232       (171)      97
                                           ------     ------    -----
Foreign:
 Current..................................     --         20       37
                                           ------     ------    -----

Valuation allowance:......................     --        160       --
                                           ------     ------    -----
                                           $1,474     $ (171)   $ 922
                                           ======     ======    =====

     Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current depending on the classification of the assets and liabilities to which they relate. The sources of the timing differences reported are primarily due to different depreciation methods, bad debts expense and the use of the uniform capitalization method for inventory.

     The provision for income taxes differs from the amount computed using the statutory Federal income tax rate as follows:

                                                       YEAR ENDED JUNE 30,
                                                      ---------------------

                                                       1994    1995    1996
                                                      ------   -----   -----
Statutory tax rate...................................    34%   (34)%     34%
State taxes, net of Federal benefit..................     4     --        3
Tax credits..........................................    (2)   (15)      --
Non-deductible expense...............................     2      4        2
Other................................................     1      2        2
                                                       ----    ----    ----
                                                         39%   (43)%     41%
                                                       ====    ====    ====

                       PROPHET 21, INC, AND SUBSIDIARIES
                   NOTES TO THE CONSOLIDATED FINANCIAL DATA
                                (IN THOUSANDS)

6.  INCOME TAXES (CONTINUED):

     Effective July 1, 1993, the Company implemented FAS 109. Under the provisions of FAS 109 the Company elected not to restate prior years and has determined that the cumulative effect of the change in accounting for income taxes was not material.

     Deferred income taxes reflect the tax impact of temporary differences between the assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Amounts giving rise to deferred income taxes are as follows:

                                                          JUNE 30,
                                                      ----------------
                                                        1995    1996
                                                      ----------------
Non current deferred tax asset:
 Allowance for doubtful accounts......................  $  83    $  85
 Accrued vacation.....................................     48       56
 Inventory capitalization.............................     20       31
 Net operating loss carrybacks........................    160       --
 Depreciation.........................................     18       32
                                                        -----    -----
                                                          329      204

Non current deferred tax liability:
 Depreciation........................................      --      185

Valuation allowance..................................    (160)      --
                                                        -----    -----
 Total...............................................   $ 169    $  19
                                                        =====    =====

7.   Concentration of Credit Risk:

     Financial instruments which potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions, thereby limiting its credit exposure. The Company currently invests primarily in government obligations that have maturities of less than one year. The Company believes that no significant credit risk exists with respect to these investments. There is not a significant concentration of credit risk with respect to accounts receivable due to the large number of customers comprising the Company's customer base and their dispersion across different geographic regions. The Company performs ongoing credit evaluations and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

                       PROPHET 21, INC, AND SUBSIDIARIES
                   NOTES TO THE CONSOLIDATED FINANCIAL DATA
                                (IN THOUSANDS)

8.  EMPLOYEE BENEFIT PLANS:

     The Company has a qualified profit sharing plan covering employees who meet certain eligibility requirements. Contributions are at the discretion of the Board of Directors, and may not exceed the maximum amount allowable for federal income tax deduction. Contributions to the Company's qualified profit sharing plan for the years ended June 30, 1994, 1995 and 1996 were $115, $0 and $0, respectively.

     On October 1, 1993, the Company implemented a 401(k) Retirement Savings Plan. The Company's contribution is at the discretion of management and, for the years ended June 30, 1994, 1995 and 1996 were $340, $0 and $250, respectively.

9.  COMMITMENTS AND CONTINGENCIES:

     The Company has entered into employment agreements with certain key employees. Such agreements, which have been revised from time to time, provide for annual salary of $405.

10. STOCKHOLDERS' EQUITY:

     Preferred Stock

     The Company has an authorized class of 1,500,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine.

     Stock Option Plan

     Under the Company's 1993 Stock Plan (the "Plan"), the Company has reserved 600,000 shares of common stock for issuance of both incentive and non-qualified options. Options to purchase 370,000 shares were granted during fiscal 1994 at an exercise price of $7.00 per share and were fully vested. Accordingly, general and administrative expenses for the fiscal year ended June 30, 1994 include a compensation expense of $240,500 resulting from the difference on the grant date between the exercise price and the fair market value of the Common Stock underlying such options.

     Under the Plan, options to purchase shares of Common Stock may be granted to key employees and consultants. The Plan provides that the exercise price of incentive options shall not be less than the fair market value of the shares on the date of the grant, that the exercise price of non-qualified options shall not be less than 75% of the fair market value of the shares on the date of grant and, in either case, that no portion of such options may be exercised beyond ten years from the date of grant.

                       PROPHET 21, INC, AND SUBSIDIARIES
                   NOTES TO THE CONSOLIDATED FINANCIAL DATA
                                (IN THOUSANDS)

10.  Stockholders' Equity (continued):

     A summary of changes in Common Stock options during 1995 and 1996 follows:

                                                      Exercise Price
                                           Shares       Per Share
- ---------------------------------------------------------------------
Options outstanding at June 30, 1993            0               $0.00
                       Granted            370,000               $7.00
- ---------------------------------------------------------------------
Options outstanding at June 30, 1994      370,000               $7.00
                       Granted            113,200     $4.125 to $7.00
                       Canceled            (5,800)              $5.00
                       Exercised           (2,500)              $7.00
- ---------------------------------------------------------------------
Options outstanding at June 30, 1995      474,900     $4.125 to $7.00
                       Granted            105,000      $4.50 to $4.80
                       Canceled            (7,400)              $5.00
- ---------------------------------------------------------------------
Options outstanding at June 30, 1996      572,500     $4.125 to $7.00
=====================================================================
Options exercisable at June 30,
                       1994               123,333               $7.00
                       1995               305,000     $4.125 to $7.00
                       1996               454,900     $4.125 to $7.00
=====================================================================

11.  SEVERANCE EXPENSES:

     In August 1994, the Company accepted the resignation of the vice president of sales and marketing. In connection with this resignation, the Company recorded a severance charge of $378. In June 1996, the Company accepted the resignation of the vice president of customer services. In connection with this resignation, the Company recorded a severance charge, included in cost of revenue of $190.

12.  SUBSEQUENT EVENT:

     In August 1996, the Company's Board approved a resolution to repurchase up to 400,000 shares of its Common Stock in open market purchases.

                       REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
Prophet 21, Inc. and Subsidiaries:


     Our report on the consolidated financial statements of Prophet 21, Inc. and Subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
August 23, 1996

                                                                     SCHEDULE II

                               PROPHET 21, INC.

                Schedule II - Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

                 BALANCE AT    CHARGED TO
YEAR ENDED      BEGINNING OF   COSTS AND    DEDUCTIONS    BALANCE AT
JUNE 30,           PERIOD       EXPENSES    WRITE-OFFS   END OF PERIOD
- -------------   ------------   ----------   ----------   -------------

1994..........       200,000      209,975      181,713       228,262
1995..........       228,262      107,373      130,635       205,000
1996..........       205,000      247,337      242,940       209,397
