Form 10-Q
period 1996-09-30
PROPHET 21 INC
filed 1996-11-13
CIK 917823

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             --------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996
                          Commission File No. 0-23306


                                PROPHET 21, INC.
          ------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              Delaware                                   23-2746447
------------------------------------   -----------------------------------------
 (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)


19 West College Ave., Yardley, Pennsylvania                   19067
--------------------------------------------    --------------------------------
 (Address of Principal Executive Offices)                  (Zip Code)


                                (215) 493-8900
                       ---------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes:     X           No:
                         -----               -----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 1, 1996:

Class                                                 Number of Shares
-----                                                 ----------------

Common Stock, $.01 par value                             3,919,500

                               Page 1 of 15 Pages

                       PROPHET 21, INC. AND SUBSIDIARIES




                               TABLE OF CONTENTS
                               -----------------

                                                                       Page
                                                                       ----
PART I.   FINANCIAL INFORMATION...................................       1

     Item 1.  Financial Statements..................................     1

          Consolidated Balance Sheets
          as of June 30, 1996 and
          September 30, 1996 (unaudited)............................     2

          Consolidated Statements of Income
          for the three months ended
          September 30, 1995 and 1996 (unaudited)...................     3

          Consolidated Statements of Cash Flows
          for the three months ended
          September 30, 1995 and 1996 (unaudited)...................     4

          Notes to Consolidated Financial Statements (unaudited)....     5

     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition.........     8



PART II.  OTHER INFORMATION.........................................    12

     Item 6.  Exhibits and Reports on Form 8-K......................    12


SIGNATURES..........................................................    13

                         PART I.  FINANCIAL INFORMATION



                         Item 1.  Financial Statements.

                       PROPHET 21, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)



                                                                         June 30,           September 30,
                                                                           1996                 1996
                                                                           ----                 ----
Assets                                                                                       (Unaudited)
Current assets:
   Cash and cash equivalents................................              $ 2,860                $ 1,895
   Marketable securities....................................                5,795                  6,862
   Accounts receivable, net of allowance for
     doubtful accounts of $209 and $281, respectively.......               12,029                 11,645
   Inventories..............................................                1,546                  1,485
   Prepaid and other current assets.........................                  618                    371
                                                                       ----------             ----------
       Total current assets.................................               22,848                 22,258
Equipment and improvements, net.............................                2,242                  2,281
Deferred income taxes.......................................                   19                     19
Software development costs..................................                  458                    823
Other assets................................................                  265                    247
                                                                       ----------             ----------
       Total assets.........................................              $25,832                $25,628
                                                                       ==========             ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable.........................................              $ 2,922                $ 2,534
   Accrued expenses and other liabilities...................                  957                    754
   Commissions payable......................................                  381                    393
   Taxes payable............................................                  391                    409
   Profit sharing plan contribution payable.................                  250                    308
   Deferred income..........................................                1,950                  2,023
                                                                       ----------             ----------
       Total current liabilities............................                6,851                  6,421
                                                                       ----------             ----------
Commitments and contingent liabilities
Stockholders' equity:
   Preferred stock -- $0.01 par value, 1,500,000
     shares authorized; no shares issued or
     outstanding............................................                   --                     --
   Common stock -- $0.01 par value, 10,000,000 shares
     authorized; 4,002,500 and 3,986,500 shares
     issued and outstanding, respectively...................                   40                     40
   Additional paid-in capital...............................                8,821                  8,821
   Retained earnings........................................               10,120                 10,430
   Less:  treasury stock at cost,
     16,000 shares at September 30, 1996                                       --                    (84)
                                                                       ----------             ----------
       Total stockholders' equity...........................               18,981                 19,207
                                                                       ----------             ----------
       Total liabilities and stockholders' equity...........           $   25,832             $   25,628
                                                                       ==========             ==========

   The accompanying notes are an integral part of these financial statements.

                       PROPHET 21, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                          For the Three Months
                                          Ended September 30,
                                          --------------------
                                            1995       1996
                                            ----       ----

Revenue:
  System sales............................   $5,108     $5,375
  Service and support.....................    2,740      3,236
                                             ------     ------
                                              7,848      8,611
Cost of revenue:
  System sales............................    2,696      3,087
  Service and support.....................    1,468      1,712
                                             ------     ------
                                              4,164      4,799
                                             ------     ------
       Gross profit.......................    3,684      3,812
                                             ------     ------

Operating expenses:
  Sales and marketing.....................    1,968      2,176
  General and administrative..............      546        593
  Research and development................      568        615
                                             ------     ------
                                              3,082      3,384
                                             ------     ------
       Operating income...................      602        428
Interest income...........................      109         89
                                             ------     ------
Income before taxes.......................      711        517
Provision for income taxes................      282        207
                                             ------     ------

Net income................................   $  429     $  310
                                             ======     ======

Net income per share......................    $0.11      $0.08
                                             ======     ======

Weighted average common
  and common equivalent shares
  outstanding.............................    4,003      4,030
                                             ======     ======


   The accompanying notes are an integral part of these financial statements.

                       PROPHET 21, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars In Thousands)

                                           Three Months Ended September 30,
                                          ----------------  ----------------
                                                1995              1996
                                                ----              ----
Cash flows from operating activities:
Net income...............................         $   429           $   310
                                                  -------           -------
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization........             266               250
     Provision for losses on
       accounts receivable...............              36                72

Decreases (increases) in operating
 assets:
     Accounts receivable.................          (1,033)              312
     Inventories.........................            (180)               61
     Prepaid expenses and other assets...             199               132
Increases (decreases) in operating
 liabilities:
     Accounts payable....................             204              (388)
     Accrued expenses....................            (106)             (247)
     Income taxes payable................             137               187
     Profit sharing plan
      contribution payable...............              89                57

     Deferred income.....................              45                73
                                                  -------           -------
     Total adjustments...................            (343)              509
Net cash provided by operating                    -------           -------
 activities..............................              86               819
                                                  -------           -------

Cash flows from investing activities:
    Cash purchases of equipment..........            (163)             (335)
    Software development costs...........              --              (365)
    Purchase of marketable securities....          (2,000)           (2,000)
    Maturity of marketable securities....           1,000             1,000
                                                  -------           -------
Net cash used by investing activities....          (1,163)           (1,700)
                                                  -------           -------

Cash flows from financing activities:
    Purchase of treasury stock...........              --               (84)
                                                  -------           -------
Net cash used by financing activities....              --               (84)
Net decrease in cash and cash                     -------           -------
 equivalents.............................          (1,077)             (965)

Cash and cash equivalents at beginning
 of period...............................           7,064             2,860
                                                  -------           -------
Cash and cash equivalents at end of
 period..................................         $ 5,987           $ 1,895

Supplemental cash flow disclosures:               =======           =======
 Income taxes paid.......................         $    62           $    19
                                                  =======           =======


   The accompanying notes are an integral part of these financial statements.

                       PROPHET 21, INC. AND SUBSIDIARIES
                       ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
           (Information for September 30, 1995 and 1996 is unaudited)


Note 1 -- Basis of Presentation:


     The information presented for September 30, 1995 and 1996, and for the three-month periods then ended, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 1996 and the results of its operations and its cash flows for the three-month periods ended September 30, 1995 and 1996. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1996, which were included as part of the Company's Annual Report on Form 10-K.

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances have been eliminated.

     Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

                       PROPHET 21, INC. AND SUBSIDIARIES
                       ---------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
          (Information for September 30, 1995 and 1996 is unaudited)


Note 2 -- Inventories (in thousands):

     A summary of the major components of inventories are as follows:


                                                   June 30,  September 30,
                                                   --------  -------------
                                                     1996        1996
                                                   --------  -------------

Finished goods                                       $1,412         $1,359
Used equipment inventory                                134            126
                                                     ------         ------
                                                     $1,546         $1,485
                                                     ======         ======

Note 3 -- Capitalized Software Development Costs (in thousands):

     The Company has capitalized certain software development costs in accordance with the Statement of Financial Accounting Standards Board ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life of three years. Amortization of capitalized software development is charged to cost of sales. At June 30, 1996 and September 30, 1996, the Company had capitalized $458 and $823 of software development costs, respectively, none of which had been amortized. All other research and development costs have been expensed.

Note 4 -- Stockholders' Equity:

     Preferred Stock

     The Company has an authorized class of 1,500,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board of Directors may determine.

                       PROPHET 21, INC. AND SUBSIDIARIES
                       ---------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
          (Information for September 30, 1995 and 1996 is unaudited)

Note 5 -- Stock Repurchase Program:

     In August 1996, the Company's Board approved a resolution to repurchase up to 400,000 shares of its Common Stock in open market purchases. The Company repurchased 16,000 shares at a cost of $84,000 during the first quarter of fiscal 1997. As of November 1, 1996, the Company had repurchased an additional 67,000 shares at a cost of $375,125.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

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

     In fiscal 1996, the Company introduced its next generation product, Prophet 21 Acclaim, a complete business management system that combines the functionality of the traditional Prophet 21 System with the technology of Progress Software Corporation's DBMS. Prophet 21 Acclaim is targeted for sales to new and current customers. It has been designed so that current customers can move to this new product while preserving their existing technology infrastructure. Prophet 21 Acclaim is currently in beta testing, and the Company estimates that it will begin a general release of the new product in the second quarter of fiscal 1997. The timing of such release will depend upon successful results from the beta program.

Results of Operations

     Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1996

     Revenue. Revenue increased by 9.7%, or $763,000, from $7,848,000 in the three months ended September 30, 1995 ("First Quarter of Fiscal 1996") to $8,611,000 in the three months ended September 30, 1996 ("First Quarter of Fiscal 1997"). System sales revenue increased by 5.2%, or $267,000, from $5,108,000 in the First Quarter of Fiscal 1996 to $5,375,000 in the First Quarter of Fiscal 1997. This increase was attributable primarily to sales attributed to the beta release of the Company's new Prophet 21 Acclaim product. The beta program includes a controlled number of customers. The general release of Prophet 21 Acclaim is scheduled to begin in the second quarter of this fiscal year. Also contributing to the increase in system sales revenue was the increase in average selling price, which resulted from the Company's focus on larger systems sales. Such increases were offset, in part, by lower sales volume of Prophet 21 XL Software upgrades as many existing customers are evaluating whether to upgrade to XL9, the latest version of the Company's current software product, or purchase the new Prophet 21 Acclaim product. Service and support revenue increased by 18.1%, or $496,000, from $2,740,000 in the First Quarter of Fiscal 1996 to $3,236,000 in the First Quarter of Fiscal 1997. This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts, and to a lesser extent, to the implementation by the Company of a new maintenance program which offers multiple levels of service at different prices.

     Gross profit. The Company's gross profit increased by 3.5%, or $128,000, from $3,684,000 in the First Quarter of Fiscal 1996 to $3,812,000 in the First Quarter of Fiscal 1997. Gross profit margin decreased from 46.9% of revenue in the First Quarter of Fiscal 1996 to 44.3% of revenue in the First Quarter of Fiscal 1997. Gross profit margin attributable to system sales decreased from 47.2% of system sales revenue in the First Quarter of Fiscal 1996 to 42.6% in the First Quarter of Fiscal 1997. The decrease in such gross profit margin was attributable primarily to the decrease in the sales of certain Prophet 21 software upgrades which generally carry higher margins and, to a lesser extent, the result of special pricing for the customers participating in the Prophet 21 Acclaim beta program. Gross profit margin attributable to service and support revenue increased from 46.4% of service and support revenue in the First Quarter of Fiscal 1996 to 47.1% in the First Quarter of Fiscal 1997. The increase in such gross profit margin was attributable primarily to an increase in the number of new users who have entered into the maintenance program, and to a lesser extent, the implementation by the Company of a new maintenance program which offers multiple levels of service at different prices.

     Sales and marketing expenses. Sales and marketing expenses increased by 10.6%, or $208,000, from $1,968,000 in the First Quarter of Fiscal 1996 to $2,176,000 in the First Quarter of Fiscal 1997, but remained relatively constant as a percentage of revenue at 25.1% and 25.3%, respectively. The increase in absolute dollars was attributable primarily to increased salesperson compensation and to increased marketing costs associated with the new Prophet 21 Acclaim product.

     General and administrative expenses. General and administrative expenses increased by 8.6%, or $47,000, from $546,000 in the First Quarter of Fiscal 1996 to $593,000 in the First Quarter of Fiscal 1997, but remained relatively constant as a percentage of revenue at 7.0% and 6.9%, respectively. The increase in absolute dollars in general and administrative expenses was due to modest increases in salary expenses and staffing.

     Research and development expenses. Research and development expenses increased by 8.3%, or $47,000, from $568,000 in the First Quarter of Fiscal 1996 to $615,000 in the First Quarter of Fiscal 1997, but remained relatively
constant as a percentage of revenue at 7.2% and 7.1%, respectively.   Research
and development expenses increased in absolute dollars due primarily to modest increases in salary expenses and staffing. The Company also capitalized $365,000 in software development expenditures during the First Quarter of Fiscal 1997.

     Income taxes. The Company's effective tax rate was 39.7% and 40.0% in the First Quarter of Fiscal 1996 and 1997, respectively.

Liquidity and Capital Resources

     Since its inception, the Company has funded its operations primarily from cash generated by operations and available cash. The Company's cash flow from operations was $819,000 for the three months ended September 30, 1996.

     The Company's working capital was $15,997,000 and $15,837,000 at September 30, 1995 and 1996, respectively.

     The Company invested $335,000 in capital equipment and leasehold improvements in the three months ended September 30, 1996. There are no other material commitments for capital expenditures currently outstanding. The Company also invested $365,000 in software development during the three months ended September 30, 1996.

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

     In August 1996, the Company's Board of Directors approved a resolution to repurchase up to 400,000 shares of its Common Stock in open market purchases.
As of September 30, 1996, the Company had repurchased 16,000 shares at a cost of $84,000. As of November 1, 1996, the Company repurchased an additional 67,000 shares at a cost of $375,125.

     The Company believes that available funds and the cash flow expected to be generated from operations will be adequate to satisfy its current and planned operations for at least the next 24 months.

                          PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits.

          27.1  Financial Data Schedule.

    (b)   Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Prophet 21, Inc.



DATE:  November 13, 1996             By:/s/ Charles L. Boyle, III
                                        --------------------------
                                         Charles L. Boyle, III,
                                         President and Chief
                                         Executive Officer
                                         (Principal Executive
                                         Officer)



DATE:  November 13, 1996             By:/s/ Thomas M. Giuliani
                                        ----------------------
                                         Thomas M. Giuliani,
                                         Chief Financial Officer
                                         and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)