Form 10-Q
period 1996-12-31
PROPHET 21 INC
filed 1997-02-14
CIK 917823

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996
                           Commission File No. 0-23306

                                PROPHET 21, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                     23-2746447
-------------------------------           ------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

19 West College Ave., Yardley, Pennsylvania                            19067
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (215) 493-8900
                            ------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes:  X                No:
                             -----                 -----
           Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 5, 1997:

     Class                                      Number of Shares
     -----                                      ----------------

     Common Stock, $.01 par value                 3,829,000

                        PROPHET 21, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                          Page
                                                                          ----

PART I.     FINANCIAL INFORMATION........................................   1

     Item 1.     Financial Statements....................................   1

            Consolidated Balance Sheets
            as at June 30, 1996 and
            December 31, 1996 (unaudited)................................   2

            Consolidated Statements of Operations
            for the three months and the six months ended
            December 31, 1995 and 1996 (unaudited).......................   3

            Consolidated Statements of Cash Flows
            for the six months ended
            December 31, 1995 and 1996 (unaudited).......................   4

            Notes to Consolidated Financial Statements
            (unaudited)..................................................   5

     Item 2.     Management's Discussion and Analysis
                 of Results of Operations and Financial
                 Condition...............................................   7

PART II.    OTHER INFORMATION............................................   11

      Item 4.    Submission of Matters to a Vote of
                 Security Holders........................................   11

      Item 6.    Exhibits and Reports on Form 8-K........................   11

SIGNATURES...............................................................   12

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                        PROPHET 21, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                   June 30,           December 31,
                                                                                     1996                 1996
                                                                                  ----------          ------------
                                                                                                      (Unaudited)
                               Assets
Current assets:
   Cash and cash equivalents...........................................           $    2,860          $      3,280
   Marketable securities...............................................                5,795                 6,837
   Accounts receivable, net of allowance for
     doubtful accounts of $209 and $278, respectively..................               12,029                10,382
   Inventories.........................................................                1,546                 1,801
   Prepaid and other current assets....................................                  618                   347
                                                                                  ----------          ------------
            Total current assets.......................................               22,848                22,647
Equipment and improvements, net........................................                2,242                 2,250
Deferred income taxes..................................................                   19                    19
Software development costs.............................................                  458                 1,157
Other assets...........................................................                  265                   225
                                                                                  ----------          ------------
            Total assets...............................................           $   25,832          $     26,298
                                                                                  ==========          ============

                   Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable....................................................           $    2,922          $      2,879
   Accrued expenses and other liabilities .............................                  957                 1,079
   Commissions payable.................................................                  381                   326
   Taxes payable.......................................................                  391                   636
   Profit sharing plan contribution payable ...........................                  250                   377
   Deferred income ....................................................                1,950                 2,098
                                                                                  ----------          ------------
            Total current liabilities .................................                6,851                 7,395
                                                                                  ----------          ------------
Commitments and contingent liabilities
Stockholders' equity:
   Preferred stock -- $0.01 par value, 1,500,000
       shares authorized; no shares issued or
       outstanding.....................................................                   --                    --
   Common stock -- $0.01 par value, 10,000,000 shares authorized;
       4,002,500 shares issued.........................................                  40                    40
   Additional paid-in capital..........................................                8,821                 8,821
   Retained earnings ..................................................               10,120                10,879
   Less: treasury stock at cost,
          149,500 shares at December 31, 1996..........................                   --                  (837)
                                                                                  ----------          ------------
            Total stockholders' equity ................................               18,981                18,903
                                                                                  ----------          ------------
            Total liabilities and stockholders' equity ................           $   25,832          $     26,298
                                                                                  ==========          ============




   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                               For the Three Months                     For the Six Months
                                                                Ended December 31,                       Ended December 31,
                                                      -------------------------------------  -------------------------------------

                                                            1995                  1996              1995                  1996
                                                            ----                  ----              ----                  ----
Revenue:
   System sales.................................        $     5,090          $     5,171       $    10,198           $    10,546
   Service and support..........................              2,959                3,532             5,699                 6,768
                                                        -----------          -----------       -----------           -----------
                                                              8,049                8,703            15,897                17,314
                                                        -----------          -----------       -----------           -----------
Cost of revenue:
   System sales.................................              2,938                2,914             5,634                 6,001
   Service and support..........................              1,589                1,767             3,057                 3,479
                                                        -----------          -----------       -----------           -----------
                                                              4,527                4,681             8,691                 9,480
                                                        -----------          -----------       -----------           -----------
        Gross profit............................              3,522                4,022             7,206                 7,834
                                                        -----------          -----------       -----------           -----------

Operating expenses:
   Sales and marketing..........................              1,861                2,065             3,829                 4,241
   General and administrative...................                556                  591             1,102                 1,184
   Research and development.....................                547                  711             1,115                 1,326
                                                        -----------          -----------       -----------           -----------
                                                              2,964                3,367             6,046                 6,751
                                                        -----------          -----------       -----------           -----------
        Operating income........................                558                  655             1,160                 1,083
Interest income.................................                109                   93               218                   182
                                                        -----------          -----------       -----------           -----------
Income before taxes.............................                667                  748             1,378                 1,265
Provision for income taxes......................                262                  299               544                   506
                                                        -----------          -----------       -----------           -----------


Net income......................................        $       405          $       449       $       834           $       759
                                                        ===========          ===========       ===========           ===========

Net income per share............................        $      0.10          $      0.11       $      0.21           $      0.19
                                                        ===========          ===========       ===========           ===========
Weighted average common
   and common equivalent shares
   outstanding..................................              4,003                3,970             4,003                 3,985
                                                        ===========          ===========       ===========           ===========





   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                            Six Months Ended December 31,
                                                                                     -------------------------------------------
                                                                                            1995                      1996
                                                                                            ----                      ----
Cash flows from operating activities:
Net income.....................................................................        $        834               $        759
                                                                                       ------------               ------------

Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation and amortization..............................................                 506                        539
    Provision for losses on accounts receivable................................                   5                         69
Decreases (increases) in operating assets:
    Accounts receivable........................................................              (1,704)                     1,578
    Inventories................................................................                (157)                      (255)
    Prepaid expenses and other assets..........................................                 197                        311
Increases (decreases) in operating liabilities:
    Accounts payable...........................................................                (195)                       (43)
    Accrued expenses...........................................................                 (41)                       (21)
    Income taxes payable.......................................................                 156                        333
    Profit sharing plan contribution payable...................................                 133                        127
    Deferred income............................................................                 298                        148
                                                                                       ------------               ------------
    Total adjustments..........................................................                (802)                     2,786
                                                                                       ------------               ------------
Net cash provided by operating activities......................................                  32                      3,545
                                                                                       ------------               ------------
Cash flows from investing activities:
    Cash purchases of equipment................................................                (430)                      (589)
    Software development costs.................................................                  --                       (699)
    Purchase of marketable securities..........................................              (5,240)                    (2,000)
    Maturity of marketable securities..........................................               4,000                      1,000
                                                                                       ------------               ------------
Net cash used by investing activities..........................................              (1,670)                    (2,288)
                                                                                       ------------               ------------
Cash flows from financing activities:
    Purchase of treasury stock.................................................                  --                       (837)
                                                                                       ------------               ------------
Net cash used by financing activities..........................................                  --                       (837)
                                                                                       ------------               ------------
Net (decrease) increase in cash and cash equivalents...........................              (1,638)                       420
Cash and cash equivalents at beginning of period...............................               7,064                      2,860
                                                                                       ------------               ------------
Cash and cash equivalents at end of period.....................................        $      5,426               $      3,280
                                                                                       ============               ============
Supplemental cash flow disclosures:
    Income taxes paid..........................................................        $        387               $         40
                                                                                       ============               ============






   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                        ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
            (Information for December 31, 1995 and 1996 is unaudited)

Note 1 -- Basis of Presentation:

       The information presented for December 31, 1995 and 1996, and for the three-month and the six-month periods then ended, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of December 31, 1996 and the results of its operations and its cash flows for the three-month and the six-month periods ended December 31, 1995 and 1996. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1996, which were included as part of the Company's Annual Report on Form 10-K.

       The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances have been eliminated.

       Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

Note 2 -- Inventories (in thousands):

       A summary of the major components of inventories are as follows:

                                                  June 30,         December 31,
                                            -----------------  -----------------
                                                    1996              1996
                                                    ----              ----
Finished goods............................     $     1,412        $     1,737
Used equipment inventory..................             134                 64
                                               -----------        -----------
                                               $     1,546        $     1,801
                                               ===========        ===========

                       PROPHET 21, INC. AND SUBSIDIARIES
                       ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
           (Information for December 31, 1995 and 1996 is unaudited)

Note 3 -- Capitalized Software Development Costs (in thousands):

       The Company has capitalized certain software development costs in accordance with the Statement of Financial Accounting Standards Board ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts will be amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life of three years. Amortization of capitalized software development will be charged to cost of sales. At June 30, 1996 and December 31, 1996, the Company had capitalized $458 and $1,157 of software development costs, respectively, none of which had been amortized. All other research and development costs have been expensed.

Note 4 -- Stockholders' Equity:

       Preferred Stock

       The Company has an authorized class of 1,500,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine.

Note 5 -- Stock Repurchase Program:

       In August 1996, the Company's Board approved a resolution to repurchase up to 400,000 shares of its Common Stock in open market purchases. The Company repurchased 149,500 shares at a cost of $837,000 during the first two quarters of fiscal 1997. As of February 5, 1997, the Company had repurchased an additional 24,000 shares at a cost of $142,500.

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

       In fiscal 1996, the Company introduced its next generation product, Prophet 21 Acclaim, a complete business management system that combines the functionality of the traditional Prophet 21 System with the technology of Progress Software Corporation's DBMS. Prophet 21 Acclaim is targeted for sales to new and current customers. It has been designed so that current customers can move to this new product while preserving their existing technology infrastructure. The general release of Prophet 21 Acclaim began late in the Second Quarter of Fiscal 1997 (as defined below).

Results of Operations

       Three Months Ended December 31, 1995 and 1996

       Revenue. Revenue increased by 8.1%, or $654,000, from $8,049,000 in the three months ended December 31, 1995 ("Second Quarter of Fiscal 1996") to $8,703,000 in the three months ended December 31, 1996 ("Second Quarter of Fiscal 1997"). System sales revenue increased by 1.6%, or $81,000, from $5,090,000 in the Second Quarter of Fiscal 1996 to $5,171,000 in the Second Quarter of Fiscal 1997. There was an increase in such sales attributable primarily to sales of the Company's new Prophet 21 Acclaim product which began late in the Second Quarter of Fiscal 1997. Such increase was offset, in part, by a decrease in programming revenue. Service and support revenue increased by 19.4%, or $573,000, from $2,959,000 in the Second Quarter of Fiscal 1996 to $3,532,000 in the Second Quarter of Fiscal 1997. This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts, and to a lesser extent, to a price increase implemented by the Company on such maintenance contracts during the Second Quarter of Fiscal 1997 and to an increase in services performed by the Company in connection with the general release of the new Prophet 21 Acclaim product.

       Gross profit. The Company's gross profit increased by 14.2%, or $500,000, from $3,522,000 in the Second Quarter of Fiscal 1996 to $4,022,000 in the Second Quarter of Fiscal 1997. Gross profit margin increased from 43.8% of revenue in the Second Quarter of Fiscal 1996 to 46.2% of revenue in the Second Quarter of Fiscal 1997. Gross profit margin attributable to system sales increased from 42.3% of system sales revenue in the Second Quarter of Fiscal 1996 to 43.6% in the Second Quarter of Fiscal 1997. The increase in such gross profit margin was attributable to the increased average selling price offset, in part, by a decrease in the sales of certain Prophet 21 software upgrades which generally carry higher margins. Gross profit margin attributable to service and support revenue increased from 46.3% of service and support revenue in the Second Quarter of Fiscal 1996 to 50.0% in the Second Quarter of Fiscal 1997. This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts, and to a lesser extent, to a price increase implemented by the Company on such maintenance contracts during the Second Quarter of Fiscal 1997 and to an increase in services performed by the Company in connection with the general release of the new Prophet 21 Acclaim product.

       Sales and marketing expenses. Sales and marketing expenses increased by 11.0%, or $204,000, from $1,861,000 in the Second Quarter of Fiscal 1996 to $2,065,000 in the Second Quarter of Fiscal 1997, and increased as a percentage of revenue from 23.1% to 23.7%, respectively. Such increases were due primarily to increased salesperson compensation and to increased marketing costs associated with the new Prophet 21 Acclaim product.

       General and administrative expenses. General and administrative expenses increased by 6.3%, or $35,000, from $556,000 in the Second Quarter of Fiscal 1996 to $591,000 in the Second Quarter of Fiscal 1997, but decreased as a percentage of revenue from 6.9% to 6.8%, respectively. The increase in absolute dollars in general and administrative expenses was due to increases in salary expenses and staffing. General and administrative expenses decreased as a percentage of revenue as a result of increased sales volume.

       Research and development expenses. Research and development expenses increased by 30.0%, or $164,000, from $547,000 in the Second Quarter of Fiscal 1996 to $711,000 in the Second Quarter of Fiscal 1997, and increased as a percentage of revenue from 6.8% to 8.2%, respectively. Such increases were due primarily to an increase in salary expenses and staffing. The Company also capitalized $334,000 in software development expenditures during the Second Quarter of Fiscal 1997.

       Income taxes. The Company's effective tax rate was 39.3% and 40.0% in the Second Quarter of Fiscal 1996 and 1997, respectively.

       Six Months Ended December 31, 1995 and 1996

       Revenue. Revenue increased by 8.9%, or $1,417,000, from $15,897,000 in the first six months of fiscal 1996 to $17,314,000 in the first six months of fiscal 1997. System sales revenue increased by 3.4%, or $348,000, from $10,198,000 in the first six months of fiscal 1996 to $10,546,000 in the first six months of fiscal 1997. This increase was attributable primarily to sales attributed to the beta release and the general release of the Company's new Prophet 21 Acclaim product which began late in the Second Quarter of Fiscal 1997. Such increase was offset, in part, by a decrease in programming revenue and by lower sales volume of Prophet 21 XL Software upgrades as many existing customers, during the first quarter of fiscal 1997, were evaluating whether to upgrade to XL9, the latest version of the Company's XL Software, or purchase the new Prophet 21 Acclaim product. Service and support revenue increased by 18.8%, or $1,069,000, from $5,699,000 in the first six months of fiscal 1996 to $6,768,000 in the first six months of fiscal 1997. This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts, and to a lesser extent, to a price increase implemented by the Company during the Second Quarter of Fiscal 1997 and to an increase in services performed by the Company in connection with the general release of the new Prophet 21 Acclaim product.

       Gross profit. The Company's gross profit increased by 8.7%, or $628,000, from $7,206,000 in the first six months of fiscal 1996 to $7,834,000 in the first six months of fiscal 1997. Gross profit margin remained relatively constant at 45.3% of revenue in the first six months of fiscal 1996 and 45.2% of revenue in the first six months of fiscal 1997. Gross profit margin attributable to system sales decreased from 44.8% of system sales revenue in the first six months of fiscal 1996 to 43.1% in the first six months of fiscal 1997. The decrease in such gross profit margin was attributable primarily to decreased sales volume of optional Prophet 21 software which, in general, carries higher margins offset, in part, by the Company's sales focus on larger system sales resulting in an increase in the average price of systems sold. Gross profit margin attributable to service and support revenue increased from 46.4% of service and support revenue in the first six months of fiscal 1996 to 48.6% in the first six months of fiscal 1997. This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts, and to a lesser extent, to a price increase implemented by the Company on such maintenance contracts during the Second Quarter of Fiscal 1997 and to an increase in services performed by the Company in connection with the general release of the new Prophet 21 Acclaim product.

       Sales and marketing expenses. Sales and marketing expenses increased by 10.8%, or $412,000, from $3,829,000 in the first six months of fiscal 1996 to $4,241,000 in the first six months of fiscal 1997, and increased as a percentage of revenue from 24.1% to 24.5%, respectively. Such increases were due primarily to increased salesperson compensation and to increased marketing costs associated with the new Prophet 21 Acclaim product.

       General and administrative expenses. General and administrative expenses increased by 7.4%, or $82,000, from $1,102,000 in the first six months of fiscal 1996 to $1,184,000 in the first six months of fiscal 1997, but decreased as a percentage of revenue from 6.9% to 6.8%, respectively. The increase in absolute dollars in general and administrative expenses was due to increases in salary expenses and staffing. General and administrative expenses expenses decreased as a percentage of revenue as a result of increased sales volume.

       Research and development expenses. Research and development expenses increased by 18.9%, or $211,000, from $1,115,000 in the first six months of fiscal 1996 to $1,326,000 in the first six months of fiscal 1997, and increased as a percentage of revenue from 7.0% to 7.7%, respectively. Such increases were due primarily to an increase in salary expenses and staffing. The Company also capitalized $699,000 in software development expenditures during the Second Quarter of Fiscal 1997.

       Income taxes. The Company's effective tax rate was 39.5% and 40.0% in the first six months of fiscal 1996 and 1997, respectively.

Liquidity and Capital Resources

       Since its inception, the Company has funded its operations primarily from cash generated by operations and available cash. The Company's cash flow from operations was $3,545,000 for the six months ended December 31, 1996.

       The Company's working capital was $16,097,000 and $15,252,000 at December 31, 1995 and 1996, respectively.

       The Company invested $589,000 in capital equipment and leasehold improvements in the six months ended December 31, 1996. There are no other material commitments for capital expenditures currently outstanding. The Company also invested $699,000 in software development during the six months ended December 31, 1996.

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

       In August 1996, the Company's Board of Directors approved a resolution to repurchase up to 400,000 shares of its Common Stock in open market purchases. As of December 31, 1996, the Company had repurchased 149,500 shares at a cost of $837,000. As of February 5, 1997, the Company repurchased an additional 24,000 shares at a cost of $142,500.

       The Company believes that available funds and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations for at least the next 24 months.

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

       The Annual Meeting of Stockholders of the Company was held on October 24, 1996.

       There were 3,699,589 shares present at the meeting in person or by proxy. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

                Nominee                          For              Withheld
                -------                          ---              --------

John E. Meggitt, Ph.D.                        3,696,852             2,737
Charles L. Boyle, III                         3,696,715             2,874
Dorothy M. Meggitt                            3,696,852             2,737
Louis J. Cissone                              3,696,852             2,737
Mark A. Timmerman                             3,696,852             2,737

       Also at the meeting, a vote was taken on the proposal to ratify the appointment of Coopers & Lybrand L.L.P. as the independent auditors of the Company for the fiscal year ending June 30, 1997. Of the 3,699,589 shares present at the meeting in person or by proxy, 3,689,142 shares were voted in favor of such proposal, 7,900 shares were voted against such proposal, and 2,547 shares abstained from voting.

Item 6.    Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

           None.

     (b)   Reports on Form 8-K.

           No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         Prophet 21, Inc.




DATE:  February 13, 1997                 By:/s/ Charles L. Boyle, III
                                            -------------------------
                                            Charles L. Boyle, III,
                                            President and Chief
                                            Executive Officer
                                            (Principal Executive Officer)



DATE:  February 13, 1997                 By:/s/ Thomas M. Giuliani
                                            ----------------------
                                            Thomas M. Giuliani,
                                            Chief Financial Officer and
                                            Treasurer
                                            (Principal Financial and
                                             Accounting Officer)