Form 10-Q
period 1997-03-31
PROPHET 21 INC
filed 1997-05-13
CIK 917823

                                                                  CONFORMED COPY


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             --------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997
                          Commission File No. 0-23306

                               PROPHET 21, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                   23-2746447
-------------------------------         ------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

19 West College Ave., Yardley, Pennsylvania                               19067
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


                                (215) 493-8900
                        -------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes:     X                     No:
                                  -----                        -----

           Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 1997:


                    Class                        Number of Shares
                    -----                        ----------------

        Common Stock, $.01 par value                3,559,600

                       PROPHET 21, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS
                               -----------------

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION..............................................1

    Item 1.   Financial Statements............................................1

           Consolidated Balance Sheets........................................2
           as at June 30, 1996 and
           March 31, 1997 (unaudited)

           Consolidated Statements of Operations..............................3
           for the three months and the nine months ended
           March 31, 1996 and 1997 (unaudited)

           Consolidated Statements of Cash Flows..............................4
           for the nine months ended
           March 31, 1996 and 1997 (unaudited)

           Notes to Consolidated Financial Statements.........................5
           (unaudited)

    Item 2.   Management's Discussion and Analysis of
              Results of Operations and Financial Condition...................7

           Results of Operations..............................................7

           Liquidity and Capital Resources...................................10


PART II.   OTHER INFORMATION.................................................12

    Item 6.   Exhibits and Reports on Form 8-K...............................12

SIGNATURES...................................................................13

                         PART I. FINANCIAL INFORMATION

                         Item 1. Financial Statements

                       PROPHET 21, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                              June 30,                 March 31,
                                                                                1996                     1997
                                                                         -------------------     --------------------
                                                                                                     (Unaudited)
Assets
Current assets:
   Cash and cash equivalents.......................................       $         2,860          $         1,081
   Marketable securities...........................................                 5,795                    7,442
   Accounts receivable, net of allowance for
       doubtful accounts of $209 and
       $343, respectively..........................................                12,029                   10,296
   Inventories.....................................................                 1,546                    1,332
   Prepaid and other current assets................................                   618                      514
                                                                          ---------------         ----------------
       Total current assets........................................                22,848                   20,665
   Equipment and improvements, net.................................                 2,242                    2,262
   Deferred income taxes...........................................                    19                       19
   Software development costs......................................                   458                    1,620
   Other assets....................................................                   265                      218
                                                                          ---------------         ----------------
       Total assets................................................       $        25,832         $         24,784
                                                                          ===============         ================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable................................................       $         2,922         $          2,302
   Accrued expenses and other liabilities .........................                   957                      815
   Commissions payable ............................................                   381                      222
   Taxes payable ..................................................                   391                      947
   Profit sharing plan contribution payable .......................                   250                      216
   Deferred income ................................................                 1,950                    2,076
                                                                          ---------------         ----------------
       Total current liabilities ..................................                 6,851                    6,578
                                                                          ---------------         ----------------
Commitments and contingent liabilities
Stockholders' equity:
   Preferred stock -- $0.01 par value, 1,500,000
       shares authorized; no shares issued or
       outstanding ................................................                    --                       --
   Common stock -- $0.01 par value, 10,000,000 shares
      authorized; 4,002,500 shares issued..........................                    40                       40
   Additional paid-in capital......................................                 8,821                    8,821
   Retained earnings ..............................................                10,120                   11,414
   Less:  treasury stock at cost,
          359,250 shares at March 31, 1997                                             --                   (2,069)
                                                                          ---------------         -----------------
       Total stockholders' equity .................................                18,981                   18,206
                                                                          ---------------         ----------------
       Total liabilities and stockholders' equity .................       $        25,832         $         24,784
                                                                          ===============         ================

  The accompanying notes are an integral part of these financial statements.

                       PROPHET 21, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (In Thousands, Except Per Share Amounts)

                                                       For the Three Months                           For the Nine Months
                                                          Ended March 31,                               Ended March 31,
                                                ------------------------------------         -------------------------------------
                                                     1996                 1997                     1996                  1997
                                                     ----                 ----                     ----                  ----
Revenue:
   System sales................................ $         4,847      $         5,213         $        15,045       $        15,758
   Service and support.........................           3,126                3,427                   8,825                10,195
                                                ---------------      ---------------         ---------------       ---------------
                                                          7,973                8,640                  23,870                25,953
                                                ---------------      ---------------         ---------------       ---------------
Cost of revenue:
   System sales................................           2,643                3,065                   8,277                 9,065
   Service and support.........................           1,732                1,766                   4,789                 5,246
                                                ---------------      ---------------         ---------------       ---------------
                                                          4,375                4,831                  13,066                14,311
                                                ---------------      ---------------         ---------------       ---------------
   Gross profit................................           3,598                3,809                  10,804                11,642
                                                ---------------      ---------------         ---------------       ---------------
Operating expenses
   Sales and marketing.........................           2,047                1,859                   5,876                 6,100
   General and administrative..................             563                  555                   1,665                 1,739
   Research and development....................             557                  595                   1,672                 1,921
                                                ---------------      ---------------         ---------------       ---------------
                                                          3,167                3,009                   9,213                 9,760
                                                ---------------      ---------------         ---------------       ---------------
       Operating income........................             431                  800                   1,591                 1,882
Interest income................................             102                   92                     320                   275
                                                ---------------      ---------------         ---------------       ---------------
Income before taxes............................             533                  892                   1,911                 2,157
Provision for income taxes.....................             211                  357                     755                   863
                                                ---------------      ---------------         ---------------       ---------------

Net income..................................... $           322      $           535         $         1,156       $         1,294
                                                ===============      ===============         ===============       ===============

Net income per share...........................  $         0.08      $          0.14         $          0.29       $          0.33
                                                ===============      ===============         ===============       ===============

Weighted average common
   and common equivalent shares
   outstanding.................................           4,003                3,821                   4,003                 3,922
                                                ===============      ===============         ===============       ===============

  The accompanying notes are an integral part of these financial statements.

                       PROPHET 21, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                            Nine Months Ended March 31,
                                                                            ---------------------------
                                                                            1996                     1997
                                                                            ----                     ----
Cash flows from operating activities:
Net income........................................................    $        1,156          $         1,294
                                                                      --------------          ---------------
Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
       Depreciation and amortization..............................               737                      727
       Gain on sale of equipment..................................                --                      (13)
       Provision for losses on accounts receivable................                65                      134
Decreases (increases) in operating assets:
       Accounts receivable........................................            (1,530)                   1,599
       Inventories................................................              (781)                     214
       Prepaid expenses and other assets..........................                88                      151
Increases (decreases) in operating liabilities:
       Accounts payable...........................................               228                     (620)
       Accrued expenses...........................................                (1)                    (413)
       Income taxes payable.......................................               163                      668
       Profit sharing plan contribution payable...................               175                      (34)
       Deferred income............................................               321                      126
                                                                     ---------------           --------------
       Total adjustments..........................................              (535)                   2,539
                                                                     ---------------           --------------
Net cash provided by operating activities.........................               621                    3,833
                                                                     ---------------           --------------
Cash flows from (used in) investing activities:
   Cash purchases of equipment....................................              (939)                    (881)
   Purchases of marketable securities.............................            (5,190)                  (4,000)
   Maturity of marketable securities..............................             2,000                    2,500
   Additions to capitalized software development costs............               (78)                  (1,162)
                                                                     ---------------           --------------
Net cash used by investing activities.............................            (4,207)                  (3,543)
                                                                     ---------------           --------------
Cash flows from financing activities:
   Purchase of treasury stock.....................................                --                   (2,069)
                                                                     ---------------           --------------
Net cash used by financing activities.............................                --                   (2,069)
                                                                     ---------------           --------------
Net decrease in cash and cash equivalents.........................            (3,586)                  (1,779)
Cash and cash equivalents at beginning
   of period......................................................             7,064                    2,860
                                                                     ---------------           --------------
Cash and cash equivalents at end of period........................  $          3,478           $        1,081
                                                                    ================           ==============
Supplemental cash flow disclosures:
   Income taxes paid..............................................  $            616           $           84
                                                                      ==============           ==============

  The accompanying notes are an integral part of these financial statements.

                       PROPHET 21, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
            (Information for March 31, 1996 and 1997 is unaudited)


Note 1 -- Basis of Presentation:


     The information presented for March 31, 1996 and 1997, and for the three-month and the nine-month periods then ended, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 1997 and the results of its operations and its cash flows for the three-month and the nine-month periods ended March 31, 1996 and 1997. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1996 which were included as part of the Company's Annual Report on Form 10-K.

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances have been eliminated.

     Results for the interim period are not necessarily indicative of results that may be expected for the entire year.


Note 2 -- Inventories (in thousands):


     A summary of the major components of inventories are as follows:


                                                    June 30,                March 31,
                                                    --------                ---------
                                                      1996                    1997
                                                      ----                    ----
Finished goods............................      $         1,412       $             1,273
Used equipment inventory..................                  134                        59
                                                ---------------       -------------------
                                                $         1,546       $             1,332
                                                ===============       ===================


                       PROPHET 21, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
             (Information for March 31, 1996 and 1997 is unaudited)
                                  (Continued)


Note 3 -- Capitalized Software Development Costs (in thousands):


     The Company has capitalized certain software development costs in accordance with the Statement of Financial Accounting Standards Board ("SFAS") No. 86. Such costs are capitalized only after technological feasibility has been demonstrated. Such capitalized amounts will be amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life of three years. Amortization of capitalized software development costs will be charged to cost of sales. At June 30, 1996 and March 31, 1997, the Company had capitalized $458 and $1,620 of software development costs, respectively, none of which had been amortized. All other research and development costs have been expensed.


Note 4 -- Stockholders' Equity:

     Preferred Stock:

     The Company has an authorized class of 1,500,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine.

Note 5 -- Stock Repurchase Program:

     In August 1996, the Company's Board approved a resolution to repurchase up to 400,000 shares of its Common Stock in open market purchases. The Company repurchased 359,250 shares at a cost of $2,069,000 during the first three quarters of fiscal 1997.

     Subsequent to the end of the quarter, in April 1997, the Company's Board approved a resolution to repurchase up to an additional 200,000 shares of its Common Stock in open market purchases. As of April 30, 1997, the Company had repurchased an additional 83,650 shares at a cost of $449,100.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.


General

     The Company was founded in 1967 to provide custom programming services and, in 1974, it began to design, develop, market and support automated business management systems for distributors, wholesalers and dealers. The Company's revenue is derived primarily from the sale of Prophet 21 Systems, maintenance contracts which provide for software support and equipment maintenance and the sale of optional software products. Each Prophet 21 System includes the Prophet 21 XL Software, an IBM RISC System/6000 computer, various optional third-party software products and hardware components, training, support and installation. The Company's cost of revenue consists principally of the costs of hardware components, customer support, installation and training and, to a lesser extent, third-party software.

     The Company implemented a strategic decision early in 1992 to move from its internally developed proprietary hardware system to an open system platform, based on the UNIX/AIX operating system running on an IBM RISC System/6000 computer. The Company's adoption of an open system solution broadened the market for the Prophet 21 System, facilitated greater customer acceptance, and allowed successful integration of industry standard third-party software and hardware.

     In fiscal 1996, the Company introduced its next generation product, Prophet 21 Acclaim, a complete business management system that combines the functionality of the traditional Prophet 21 System with the technology of Progress Software Corporation's DBMS. Prophet 21 Acclaim is targeted for sales to new and current customers. It has been designed so that current customers can move to this new product while preserving their existing technology infrastructure. The general release of Prophet 21 Acclaim began late in the second quarter of fiscal 1997.


Results of Operations

     Three Months Ended March 31, 1996 and 1997

     Revenue. Revenue increased by 8.4% or $667,000, from $7,973,000 in the three months ended March 31, 1996 ("Third Quarter of Fiscal 1996") to $8,640,000 in the three months ended March 31, 1997 ("Third Quarter of Fiscal 1997"). System sales revenue increased by 7.6%, or $366,000, from $4,847,000 in the Third Quarter of Fiscal 1996 to $5,213,000 in the Third Quarter of Fiscal 1997. This increase was attributable primarily to the increase in the average selling price, which resulted from the Company's focus on larger systems sales and the continued sales of the Company's new Prophet 21 Acclaim product. Service and support revenue increased by 9.6%, or $301,000, from $3,126,000 in the Third Quarter of Fiscal 1996 to $3,427,000 in the Third Quarter of Fiscal 1997. This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts and, to a lesser extent, to a price increase implemented by the Company on such maintenance contracts during the second quarter of fiscal 1997 and to an increase in services performed by the Company in connection with the general release of the new Prophet 21 Acclaim product.

     Gross profit. The Company's gross profit increased by 5.9%, or $211,000, from $3,598,000 in the Third Quarter of Fiscal 1996 to $3,809,000 in the Third Quarter of Fiscal 1997. Gross profit margin decreased from 45.1% of revenue in the Third Quarter of Fiscal 1996 to 44.1% of revenue in the Third Quarter of Fiscal 1997. Gross profit from system sales decreased by 2.5%, or $56,000, from $2,204,000 in the Third Quarter of Fiscal 1996 to $2,148,000 in the Third Quarter of Fiscal 1997. Gross profit margin attributable to system sales decreased from 45.5% of system sales revenue in the Third Quarter of Fiscal 1996 to 41.2% in the Third Quarter of Fiscal 1997. The decreases in such gross profit and gross profit margin were attributable primarily to decreased sales volume of optional Prophet 21 software which, in general, carries higher margins offset, in part, by the Company's focus on larger system sales resulting in an increase in the average price of systems sold. Gross profit from service and support revenue increased by 19.2%, or $267,000, from $1,394,000 in the Third Quarter of Fiscal 1996 to $1,661,000 in the Third Quarter of Fiscal 1997. Gross profit margin attributable to service and support revenue increased from 44.6% of service and support revenue in the Third Quarter of Fiscal 1996 to 48.5% of service and support revenue in the Third Quarter of Fiscal 1997. The increases in such gross profit and gross profit margin from service and support revenue were attributable primarily to an increase in the number of new users who have entered into maintenance contracts and, to a lesser extent, to a price increase implemented by the Company on such maintenance contracts during the second quarter of fiscal 1997 and to an increase in services performed by the Company in connection with the general release of the new Prophet 21 Acclaim product.

     Sales and marketing expenses. Sales and marketing expenses decreased by 9.2%, or $188,000, from $2,047,000 in the Third Quarter of Fiscal 1996 to $1,859,000 in the Third Quarter of Fiscal 1997, and decreased as a percentage of revenue from 25.7% to 21.5%, respectively. Such expenses decreased in absolute dollars and as a percentage of revenue due primarily to decreased marketing costs and the completion of salesperson training and, to a lesser extent, decreased staffing in the marketing department.

     General and administrative expenses. General and administrative expenses decreased by 1.4%, or $8,000, from $563,000 in the Third Quarter of Fiscal 1996 to $555,000 in the Third Quarter of Fiscal 1997, and decreased as a percentage of revenue from 7.0% to 6.4%, respectively. The decrease in absolute dollars and as a percentage of revenue in general and administrative expenses was due to a decrease in certain administrative expenses.

     Research and development expenses. Research and development expenses increased by 6.8%, or $38,000, from $557,000 in the Third Quarter of Fiscal 1996 to $595,000 in the Third Quarter of Fiscal 1997, but remained relatively constant as a percentage of revenue from 7.0% to 6.9%, respectively. The increase in absolute dollars was due primarily to an increase in salary expenses and staffing. The Company also capitalized $463,000 in software development expenditures during the Third Quarter of Fiscal 1997.

     Income taxes. The Company's effective tax rate was 39.6% and 40% in the Third Quarter of Fiscal 1996 and 1997, respectively.

     Nine Months Ended March 31, 1996 and 1997

     Revenue. Revenue increased by 8.7%, or $2,083,000, from $23,870,000 in the first nine months of fiscal 1996 to $25,953,000 in the first nine months of fiscal 1997. System sales revenue increased by 4.7%, or $713,000, from $15,045,000 in the first nine months of fiscal 1996 to $15,758,000 in the first nine months of fiscal 1997. This increase was attributable primarily to sales of the Company's new Prophet 21 Acclaim product which began late in the second quarter of fiscal 1997. Such increase was offset, in part, by a decrease in programming revenue and by lower sales volume of Prophet 21 XL Software upgrades as many existing customers, during the first quarter of fiscal 1997, were evaluating whether to upgrade to XL9, the latest version of the Company's XL Software, or purchase the new Prophet 21 Acclaim product. Service and support revenue increased by 15.5%, or $1,370,000, from $8,825,000 in the first nine months of fiscal 1996 to $10,195,000 in the first nine months of fiscal 1997. This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts and, to a lesser extent, to a price increase implemented by the Company on such maintenance contracts during the second quarter of fiscal 1997 and to an increase in services performed by the Company in connection with the general release of the new Prophet 21 Acclaim product.

     Gross profit. The Company's gross profit increased by 7.8%, or $838,000, from $10,804,000 in the first nine months of fiscal 1996 to $11,642,000 in the first nine months of fiscal 1997. Gross profit margin decreased from 45.3% of revenue in the first nine months of fiscal 1996 to 44.9% of revenue in the first nine months of fiscal 1997. Gross profit from system sales decreased by 1.1%, or $75,000, from $6,768,000 in the first nine months of fiscal 1996 to $6,693,000 in the first nine months of fiscal 1997. Gross profit margin attributable to system sales decreased from 45.0% of system sales revenue in the first nine months of fiscal 1996 to 42.5% in the first nine months of fiscal 1997. The decreases in such gross profit and gross profit margin were attributable primarily to decreased sales volume of optional Prophet 21 software which, in general, carries higher margins offset, in part, by the Company's focus on larger system sales resulting in an increase in the average price of systems sold. Gross profit from service and support revenue increased by 22.6%, or $913,000, from $4,036,000 in the first nine months of fiscal 1996 to $4,949,000 in the first nine months of fiscal 1997. Gross profit margin attributable to service and support revenue increased from 45.7% of service and support revenue in the first nine months of fiscal 1996 to 48.5% in the first nine months of fiscal 1997. The increases in such gross profit and gross profit margin were attributable primarily to an increase in the number of new users who have entered into maintenance contracts and, to a lesser extent, to a price increase implemented by the Company on such maintenance contracts during the second quarter of fiscal 1997 and to an increase in services performed by the Company in connection with the general release of the new Prophet 21 Acclaim product.

     Sales and marketing expenses. Sales and marketing expenses increased by 3.8%, or $224,000, from $5,876,000 in the first nine months of fiscal 1996 to $6,100,000 in the first nine months of fiscal 1997, but decreased as a percentage of revenue from 24.6% to 23.5%, respectively. Sales and marketing expenses increased in absolute dollars due primarily to increased salesperson compensation and to increased marketing costs associated with the new Prophet 21 Acclaim product. Sales and marketing expenses decreased as a percentage of revenue as a result of increased sales volume.

     General and administrative expenses. General and administrative expenses increased by 4.4%, or $74,000, from $1,665,000 in the first nine months of fiscal 1996 to $1,739,000 in the first nine months of fiscal 1997, but decreased as a percentage of revenue from 7.0% to 6.7%, respectively. The increase in absolute dollars in general and administrative expenses was due to an increase in salary expenses. General and administrative expenses decreased as a percentage of revenue as a result of increased sales volume.

     Research and development expenses. Research and development expenses increased by 14.9%, or $249,000, from $1,672,000 in the first nine months of fiscal 1996 to $1,921,000 in the first nine months of fiscal 1997, and increased as a percentage of revenue from 7.0% to 7.4%, respectively. Such increases were due primarily to an increase in salary expenses and staffing. The Company also capitalized $1,162,000 in software development expenditures during the first nine months of fiscal 1997.

     Income taxes. The Company's effective tax rate was 39.5% and 40% in the first nine months of fiscal 1996 and 1997, respectively.

Liquidity and Capital Resources

     Since its inception, the Company has funded its operations primarily from cash generated by operations and available cash. The Company's cash flow from operations was $3,833,000 for the nine months ended March 31, 1997.

     The Company's working capital was approximately $16,101,000 and $14,087,000 at March 31, 1996 and 1997, respectively.

     The Company invested $881,000 in capital equipment and leasehold improvements in the nine months ended March 31, 1997. There are no other material commitments for capital expenditures currently outstanding. The Company also invested $1,162,000 in software development during the nine months ended March 31, 1997.

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

     In August 1996, the Company's Board of Directors approved a resolution to repurchase up to 400,000 shares of the Common Stock in open market purchases. As of March 31, 1997, the Company had repurchased 359,250 shares at a cost of $2,069,000.

     Subsequent to the end of the quarter, in April 1997, the Company's Board approved a resolution to repurchase up to an additional 200,000 shares of its Common Stock in open market purchases. As of April 30, 1997, the Company repurchased an additional 83,650 shares at a cost of $442,100.

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




                                        Prophet 21, Inc.




DATE:  May 13, 1997                   By: /s/ Charles L. Boyle, III
                                          -----------------------------
                                            Charles L. Boyle, III,
                                            President and Chief
                                            Executive Officer
                                            (Principal Executive Officer)



DATE:  May 13, 1997                   By: /s/ Thomas M. Giuliani
                                          -----------------------------
                                            Thomas M. Giuliani,
                                            Chief Financial Officer
                                            and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)