Form 10-K
period 1997-06-30
PROPHET 21 INC
filed 1997-09-05
CIK 917823

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1997
                         Commission file number 0-23306

                                PROPHET 21, INC.
      -------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)


               Delaware                                 23-2746447
- ----------------------------------          ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


              19 West College Avenue, Yardley, Pennsylvania 19067
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


                                 (215) 493-8900
                    ---------------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)


           Securities registered pursuant to Section 12(b) of the Act:


                                                 Name of each exchange
    Title of each class                            on which registered
  -----------------------                       -----------------------

- -------------------------------            ----------------------------------

- -------------------------------            ----------------------------------


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


                        Yes:    X                  No:
                            ----------                ----------


          Indicate by check mark if disclosure of delinquent  filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $8,029,425 at August 15, 1997 based on the last sales price on that date.


     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of August 15, 1997:


Class                                     Number of Shares
- -----                                     ----------------

Common Stock, $.01 par value                 3,559,600


     The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                               TABLE OF CONTENTS
                               -----------------

                 Item                                                     Page
                 ----                                                     ----

PART I     1.    Business...................................................4

           2.    Properties................................................11

           3.    Legal Proceedings.........................................11

           4.    Submission of Matters to a Vote of Security Holders.......11


PART II    5.    Market for the Company's Common Equity
                 and Related Stockholder Matters...........................12

           6.    Selected Financial Data...................................13

           7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ......................14

           8.    Financial Statements and Supplementary Data...............20

           9.    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.......................20


PART III   10.   Directors and Executive Officers of the Company...........21

           11.   Executive Compensation....................................21

           12.   Security Ownership of Certain Beneficial Owners and
                 Management................................................21

           13.   Certain Relationships and Related Transactions............21

PART IV    14.   Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K...................................22

SIGNATURES.................................................................23

EXHIBIT INDEX..............................................................25

FINANCIAL DATA AND SCHEDULES..............................................F-1

                                     PART I

Item 1.   Business.

General


     Prophet 21, Inc. ("Prophet 21" or the "Company") is a provider of fully integrated, on-line business management systems developed exclusively for use by distributors and wholesalers. The Prophet 21 System is an enterprise-wide solution consisting of business application software, business application training, consulting, software customization, application hardware, system installation and implementation services, supported by a dedicated customer service organization. The Company addresses the automation needs of its customers through a comprehensive, feature-rich and user-friendly computer system. The system enhances a customer's efficiency and profitability by performing critical business functions, including flexible order entry, customer service, inventory management and control, integrated purchasing, accounting, general ledger and electronic commerce such as EDI, VMI, DMI and internet enablement. Prophet 21 offers a total solution for its customers, including system design, configuration, installation, network communications, training, support and maintenance.

     Prophet 21 markets its products and services to approximately 45,000 of the roughly 300,000 distributors and wholesalers operating in the United States and Canada and, as of June 30, 1997, had an installed base of 1,550 systems across the United States and Canada. The Company's customers vary in size from small distributors and wholesalers with a few users to larger companies with several hundred users linking multiple geographically dispersed branches. The Company sells the Prophet 21 System through its 38-person direct sales force located in sales and service offices throughout the United States to a wide range of industry segments including industrial, electrical, plumbing, electronic, hardware, heating and air conditioning, medical and dental, janitorial and general distribution. The Company believes that one of its competitive advantages is its accumulated knowledge of the distribution industry gained over thirty years, which has enabled it to develop an industry-focused solution to satisfy the needs of its customers.

     The Company implemented a strategic decision early in 1992 to move from its internally developed proprietary hardware system to an open system platform, based on the UNIX/AIX operating system running on an IBM RS/6000 computer. The Company's adoption of an open system solution broadened the market for the Prophet 21 System, facilitated greater customer acceptance and allowed successful integration of industry standard third-party software and hardware.

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


Prophet 21's Market

     Of the roughly 300,000 distributors and wholesalers operating in the United States and Canada, Prophet 21 markets its products and services to approximately 45,000 businesses in a wide range of industry segments including industrial, electrical, plumbing, electronic, hardware, heating and air conditioning, medical and dental, janitorial and general distribution. Distributors and wholesalers warehouse products and handle the movement of large quantities of inventory across a wide range of industries and play a critical role in the flow of goods from manufacturers to retailers and consumers. The Company believes that distributors and wholesalers increasingly are finding that the changing business environment dictates the need for automated business management systems.

     The Company's target market is highly fragmented, consisting of companies ranging from small one-location companies to multi-location distributors and wholesalers. Distributors and wholesalers, regardless of size, tend to operate with relatively low margins and, in order to compete effectively, must move goods quickly at the least possible expense and maintain minimal inventories. Distributors and wholesalers with multiple locations also must manage inventory in a cost-effective manner across their various branches. In addition to the competitive pressures inherent in the distribution industry, suppliers and customers increasingly require that distributors and wholesalers possess sophisticated technology, including EDI capabilities, which enable goods to be ordered and billed computer-to-computer, and bar code labeling capabilities, which allow for automated and accurate product tracking.

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

    Approximate            Approximate                 Approximate Base
       User                   Base                 Monthly Maintenance Contract
     Capacity              Price Range(1)                  Fee(1)
- ------------------      ---------------------     -----------------------------

     8 - 32 .          $30,000 to $70,000                $350 to $650
    32 - 80            $70,000 to $155,000               $850 to $1,400
    80 - 128           $115,000 to $145,000            $1,400 to $1,900
      128+                  $ 225,000                     $ 2,500+

(1) Actual prices and maintenance fees vary depending upon the size and features of the system purchased, including optional software products and hardware components.

     Many of the features of the Prophet 21 System have been designed to meet the specific needs of the distribution industry, with emphasis on features automating order processing, inventory management and control, communications networking and product pricing. In addition, the Company offers electronic commerce such as EDI, VMI, DMI and internet enabling capabilities which provide links between its customers and an expanding number of trading partners who are their customers and suppliers.

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

Sales and Marketing

     The Company sells its products and services through its 38-person direct sales force located in sales and service offices throughout the United States. The field sales force is supervised by a Director of Sales and three other regional sales managers who monitor and manage sales performance and assist in sales activity under the direction of the Vice President of Sales. The Company's direct sales force focuses on the distribution industry and understands the specific needs and mission-critical applications of distributors and wholesalers within targeted industry segments. The Company employs a solution selling methodology. All sales personnel are trained and managed in accordance with this doctrine. The Company believes that its direct sales approach leads to long-term relationships with customers that increase customer satisfaction and provide opportunities for follow-on sales to its existing customer base. The Company believes that as the distribution industry continues to evolve and face new challenges a knowledgeable and solutions oriented sales force should bring great value to our customers.

     The Company's marketing strategy is to provide focused marketing on the industry segments served by the Company, in particular, the industrial, electrical, plumbing and general distribution industries. The Company generates leads through telemarketing, direct mail, advertising, national and regional trade shows and Company-sponsored seminars.

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


Customers

     The Company had, as of June 30, 1997, an installed base of approximately 1,550 systems. The Company's customers vary in size from small distributors or wholesalers with a few users to larger companies with several hundred users linking multiple geographically dispersed branches. Currently, approximately 50% of the Company's customers have multiple locations connected by communications networks. The Company serves a wide range of industry segments, including industrial, electrical, plumbing, electronic, hardware, heating and air conditioning, medical and dental, janitorial and general distribution. During the three fiscal years ended June 30, 1997, no one customer accounted for 10% or more of the Company's revenue.

Systems Training and Technical Support Services

     A key element of the Company's business strategy is to provide extensive training and support to its customers. The Company has established a customer service and support, and installation organization, consisting of 121 persons, that provides installation and post-sales support for systems under warranty or maintenance contract.

     Once Prophet 21 receives an order, the Company provides training and consultation, including advice on how to best operate the customer's business using the Prophet 21 System, before the system is installed. After installation, the Company typically provides applications training at the customer's location. Customers have telephone access and internet access to technical specialists who respond to hardware, software and applications questions. These technical support specialists diagnose and solve technical problems and assist customers with systems integration and use. The Company tracks service reports through a customer database which maintains current status reports as well as historical logs of customer interaction.

     The Company provides a one-year hardware warranty and a 90-day software warranty. Ninety days after the sale, customers typically enter into a fee-based maintenance contract covering software and hardware support. The Company offers software enhancements at discounted prices to customers who have entered into maintenance contracts. As of June 30, 1997, approximately 85% of the Company's customers were covered by maintenance contracts following the initial warranty period. There can be no assurance, however, that customers will continue to enter into maintenance contracts at this rate. Maintenance contracts have an initial term of one year and continue thereafter unless terminated.

     Prophet 21 conducts annual international user conferences to provide training, exchange of ideas and demonstrations of new products and features. The Company also conducts regional training and support conferences.


Software Development

     The distribution industry is characterized by changing needs and the Company's success depends, to a large extent, on its ability to continually modify and enhance its software to meet such changing needs. The Company places great emphasis on software development and expects to continue to introduce modifications or enhancements to its software on a periodic basis. The Company presently releases a modified or enhanced version of the Prophet 21 Software approximately every eight to twelve months. The Company identifies customer and marketplace product needs by direct and frequent interaction with users of the Prophet 21 System, through customer satisfaction surveys and by following the trends of the distribution market. In fiscal 1997, the Company released XL9, the latest version of the Prophet 21 XL Software incorporating many new features and enhancements. In addition, the Company develops modifications and enhancements to its software to address the specific needs of targeted segments in order to continue to increase the number of features and improve the applications for such industry segments. Fifty employees are directly involved in programming and software development.

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

     The Company's research and development expenses were approximately $2.9 million, $2.2 million and $2.7 million in the fiscal years ended June 30, 1995, 1996 and 1997, respectively. In 1996, the Company also began capitalizing certain software development costs. Such capitalized software development costs amounted to $458,000 and $1,813,000 in the fiscal years ended June 30, 1996 and 1997, respectively.


Assembly and Suppliers

     The Company relies on third-party vendors to develop, manufacture and supply all of the hardware components of the Prophet 21 System. Manufacturing by the Company consists of light assembly and systems integration.

     The Company believes that several vendors are capable of providing most of the components and parts used in the Company's systems. In certain instances, despite the availability of multiple sources, the Company elects to procure certain components or parts from a single source to maintain quality control or to develop a strategic relationship with a supplier. The Company has not entered into any long-term supply contracts with its vendors, electing to purchase components and parts on a purchase order basis. As a result, the Company has no assurance that components and parts will be available as required, or that prices of such components and parts will not increase. In addition, certain components of the Prophet 21 System, including IBM RS/6000 computers and Progress software, are available only from a single source.

     In July 1991, Prophet 21 entered into an Authorized Dealers and Industry Remarketers Agreement with IBM. The agreement grants to the Company a non-exclusive right to purchase and license certain hardware products from IBM, including IBM RS/6000 computers, for remarketing by the Company in the United States. Although the agreement contains no minimum purchase requirements, the volume of systems purchased by Prophet 21 affects the percentage discount received by the Company and may be a factor considered by IBM in connection with Prophet 21's continued authorization as an IBM industry remarketer. The agreement is subject to annual renewal and may be terminated by IBM with or without cause on three-months written notice. During the fiscal years ended June 30, 1996 and 1997, the Company's hardware purchases from IBM totaled $5.2 million and $5.4 million, respectively.


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


Employees

     As of June 30, 1997, the Company employed 249 persons full-time, of whom 49 were engaged in sales and marketing; 121 were engaged in customer service and support, and installation; 50 were engaged in programming and software development and quality assurance; and 29 were engaged in finance, administration and management. In addition, 29 were employed on a part-time basis (18 of whom were engaged in administrative functions). None of the Company's employees are covered by collective bargaining agreements. The Company believes that it has been successful in attracting skilled personnel. Competition for experienced sales and marketing personnel and software programmers is intense. The Company's future success will depend in part on its ability to continue to attract, retain and motivate highly qualified personnel. The Company considers relations with its employees to be good.

Item 2.   Properties.

     The Company leases facilities in Yardley, Pennsylvania totaling 60,000 square feet from Dr. John E. Meggitt, the Company's Chairman of the Board, and Mrs. Dorothy M. Meggitt, the Company's Secretary. This lease expires on June 30, 1998 and contains a renewal option for an additional five-year term. The leased space in Pennsylvania is used for administration, a substantial portion of sales and marketing, customer service and support, assembly, quality assurance and software development. The Company also leases sales and service offices in Atlanta and Chicago.


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

     The following table sets forth the high and low sales prices for the Common Stock for each of the quarters since the quarter ended September 30, 1995 as reported on NNM. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


        Quarter Ended                        High                   Low
- -------------------------------        -----------------      -----------------

September 30, 1995                        $ 5.25                  $ 4.375
December 31, 1995                         $ 5.25                  $ 4.125
March 31, 1996                            $ 5.50                  $ 4.375
June 30, 1996                             $ 6.50                  $ 4.125
September 30, 1996                        $ 6.25                  $ 4.75
December 31, 1996                         $ 6.50                  $ 5.00
March 31, 1997                            $ 6.50                  $ 5.625
June 30, 1997                             $ 6.00                  $ 4.50


     As of August 15, 1997, the approximate number of holders of record of the Common Stock was 180 and the approximate number of beneficial holders of the Common Stock was 1,000.

     The Company has never declared or paid dividends on its Common Stock. The Company currently intends to retain any future earnings to finance the growth of the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Item 6.   Selected Financial Data.

     The following table sets forth selected consolidated historical financial data of the Company as of the dates and for the periods indicated. The selected financial data set forth below for the Company as of June 30, 1996 and 1997 and for each of the three years ended June 30, 1997 are derived from the audited financial statements included elsewhere herein. The selected financial data set forth below for the Company for each of the two years ended June 30, 1994 are derived from the financial statements not included elsewhere herein. The selected financial information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere herein. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report on Form 10-K.


                                                        Fiscal Year Ended June 30,
                                           1993      1994(1)      1995        1996         1997
                                           ----      ----         ----        ----         ----
                                                (In Thousands, Except Per Share Data)
Statement of Operations Data:
Revenue:
  System sales ......................   $ 21,688   $ 27,871    $ 21,295    $ 20,905     $ 22,537
  Service and support ...............      8,645      9,598       9,948      12,145       13,866
                                        --------   --------    --------    --------     --------
                                          30,333     37,469      31,243      33,050       36,403
                                        --------   --------    --------    --------     --------
Cost of revenue:
  System sales ......................     11,937     14,563      12,610      11,672       12,640
  Service and support ...............      4,460      5,275       5,723       6,624        7,144
                                        --------   --------    --------    --------     --------
                                          16,397     19,838      18,333      18,296       19,784
                                        --------   --------    --------    --------     --------
    Gross profit ....................     13,936     17,631      12,910      14,754       16,619
                                        --------   --------    --------    --------     --------

Operating expenses:
  Sales and marketing ...............      7,350      8,765       8,146       8,346        8,306
  General and administrative ........      2,060      2,550       2,251       2,296        2,434
  Research and development ..........      2,157      2,620       2,907       2,248        2,693
  Severance expense .................         --         --         378          --           --
                                        --------   --------    --------    --------     --------
    Total operating expenses ........     11,567     13,935      13,682      12,890       13,433
                                        --------   --------    --------    --------     --------
    Operating income (loss) .........      2,369      3,696        (772)      1,864        3,186
Interest income .....................         71        129         374         408          376
                                        --------   --------    --------    --------     --------
    Income (loss) before taxes ......      2,440      3,825        (398)      2,272        3,562
Provision (benefit) for income taxes         944      1,474        (171)        922        1,275
                                        --------   --------    --------    --------     --------
    Net income (loss) ...............   $  1,496   $  2,351    $   (227)   $  1,350     $  2,287
                                        ========   ========    ========    ========     ========
Net income (loss) per share .........   $   0.48   $   0.69    $  (0.06)   $   0.34     $   0.60
                                        ========   ========    ========    ========     ========
Weighted average common and
   common equivalent shares
   outstanding ......................      3,111      3,410       4,002       4,011        3,838

Balance Sheet Data
(at period end):
Working capital .....................   $  4,382   $ 15,222    $ 15,172    $ 14,797(2)  $ 11,720
Total assets ........................     12,978     25,157      23,145      25,832       27,681
Stockholders' equity ................      6,676     17,838      17,631      18,981       18,764


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

(2)  Certain items in prior year financial  statements have been  reclassified  for comparative purposes.  See "Note 1.  Summary  of  Significant  Accounting  Policies,"  to the  audited financial statements included elsewhere herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


General

     The Company was founded in 1967 to provide custom programming services and, in 1974, it began to design, develop, market and support automated business management systems for distributors, wholesalers and dealers. The Company's revenue is derived primarily from the sale of Prophet 21 Systems, maintenance contracts which provide for software support and equipment maintenance, and the sale of optional software products. Each Prophet 21 system includes the Prophet 21 Software, an IBM RS/6000 computer, various optional third-party software products and hardware components, training, support and installation. The Company's cost of revenue consists principally of the costs of hardware components, customer support, installation and training and, to a lesser extent, third-party software.

     The Company implemented a strategic decision early in 1992 to move from its internally developed proprietary hardware system to an open system platform, based on the UNIX/AIX operating system running on an IBM RS/6000 computer. The Company's adoption of an open system solution broadened the market for the Prophet 21 systems, facilitated greater customer acceptance, and allowed successful integration of industry standard third-party software and hardware.

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

     The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to the computer industry; (ii) the availability of components and parts from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to protect its intellectual property; (v) potential infringement claims against the Company for its software development products; (vi) the Company's ability to obtain customer maintenance contracts at current levels; and (vii) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients.

Results of Operations

     The following table sets forth for the periods indicated certain financial data as a percentage of revenue and the percentage change in the dollar amount of such data compared to the prior comparable period:


                                   Percentage of Revenue       Percentage Increase (Decrease)
                                   --------------------------  ------------------------------
                                                                    Fiscal      Fiscal
                                        Fiscal Year Ended         1996 over    1997 over
                                            June 30,                Fiscal      Fiscal
                                   --------------------------    -----------  ----------
                                  1995      1996    1997             1995        1996

Revenue:
  System sales .................  68.2%       63.3%      61.9%       (1.8)%       7.8%
  Service and support ..........  31.8        36.7       38.1        22.1        14.2
                                 -----       -----      -----
                                 100.0       100.0      100.0         5.8        10.1
                                 -----       -----      -----
Cost of revenue:
  System sales .................  40.4        35.3       34.7        (7.4)         8.3
  Service and support ..........  18.3        20.0       19.6        15.7         7.9
                                 -----       -----      -----
                                  58.7        55.3       54.3        (0.2)        8.1
                                 -----       -----      -----
     Gross profit ..............  41.3        44.7       45.7        14.3        12.6
                                 -----       -----      -----

Operating expenses:
  Sales and marketing ..........  26.1        25.3       22.8         2.5        (0.5)
  General and administrative ...   7.2         6.9        6.7         2.0         6.0
  Research and development .....   9.3         6.8        7.4       (22.7)       19.8
  Severance expense ............   1.2          --         --      (100.0)         --
                                 -----       -----      -----
     Total operating expenses...  43.8        39.0       36.9        (5.8)        4.2
                                 -----       -----      -----
     Operating (loss) income ...  (2.5)        5.7        8.8       341.5        70.9
Interest income ................   1.2         1.2        1.0         9.1        (7.8)
     (Loss) income before
      income taxes .............  (1.3)        6.9        9.8       670.9        56.8
(Benefit) provision for income..
 taxes .........................  (0.5)        2.8        3.5       639.2        38.3
                                 -----       -----      -----
     Net (loss) income .........  (0.8)%       4.1%       6.3%      694.7        69.4
                                 =====       =====      =====

  Fiscal Year Ended June 30, 1997 Compared to Fiscal Year Ended June 30, 1996

     Revenue. Revenue increased by 10.1%, or $3,353,000, from $33,050,000 in fiscal 1996 to $36,403,000 in fiscal 1997. System sales revenue increased by 7.8%, or $1,632,000, from $20,905,000 in fiscal 1996 to $22,537,000 in fiscal
1997. This increase was attributable primarily to sales of the Company's new Prophet 21 Acclaim product which began late in the second quarter of fiscal 1997. Such increase was offset, in part, by a decrease in programming revenue and by lower sales volume of Prophet 21 XL Software upgrades as many existing customers, during the first quarter of fiscal 1997, were evaluating whether to upgrade to XL9, the latest version of the Company's XL Software, or purchase the new Prophet 21 Acclaim product. Service and support revenue increased by 14.2%, or $1,721,000, from $12,145,000 in fiscal 1996 to $13,866,000 in fiscal 1997.
This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts and, to a lesser extent, to a price increase implemented by the Company on such maintenance contracts during the second quarter of fiscal 1997 and to an increase in services performed by the Company in connection with the general release of the new Prophet 21 Acclaim product.

     Gross profit. The Company's gross profit increased by 12.6%, or $1,865,000, from $14,754,000 in fiscal 1996 to $16,619,000 in fiscal 1997. Gross profit margin increased from 44.7% of revenue in fiscal 1996 to 45.7% of revenue in fiscal 1997. Gross profit from system sales increased by 7.2%, or $664,000, from $9,233,000 in fiscal 1996 to $9,897,000 in fiscal 1997. Gross profit margin attributable to system sales decreased from 44.2% of system sales revenue in fiscal 1996 to 43.9% in fiscal 1997. The increase in gross profit from system sales was attributable primarily to sales of the Company's new Prophet 21 Acclaim product which began late in the second quarter of fiscal 1997. The decrease in gross profit margin from system sales was attributable primarily to decreased sales volume of optional Prophet 21 software which, in general, carries higher margins. Gross profit from service and support revenue increased by 21.8%, or $1,201,000, from $5,521,000 in fiscal 1996 to $6,722,000 in fiscal
1997. Gross profit margin attributable to service and support revenue increased from 45.5% of service and support revenue in fiscal 1996 to 48.5% in fiscal 1997. The increases in such gross profit and gross profit margin were attributable primarily to an increase in the number of new users who have entered into maintenance contracts and, to a lesser extent, to a price increase implemented by the Company on such maintenance contracts during the second quarter of fiscal 1997 and to an increase in services performed by the Company in connection with the general release of the new Prophet 21 Acclaim product.

     Sales and marketing expenses. Sales and marketing expenses decreased slightly by 0.5%, or $40,000, from $8,346,000 in fiscal 1996 to $8,306,000 in fiscal 1997, and decreased as a percentage of revenue from 25.3% to 22.8%, respectively. Sales and marketing expenses decreased in absolute dollars and as a percentage of revenue due primarily to the fact that the User's Conference was scheduled only once in fiscal 1997 and, to a lesser extent, reduced marketing costs related to a decrease in staffing. Such decreases were offset, in part, by increased salesperson compensation and to increased marketing costs associated with the new Prophet 21 Acclaim product.

     General and administrative expenses. General and administrative expenses increased by 6.0%, or $138,000, from $2,296,000 in fiscal 1996 to $2,434,000 in fiscal  1997,  but  decreased  as a  percentage  of  revenue  from 6.9% to 6.7%, respectively.  The  increase in absolute  dollars in general and  administrative expenses was due to an increase in compensation expenses. General and administrative expenses decreased as a percentage of revenue as a result of increased sales volume.

     Research and development expenses. Research and development expenses increased by 19.8%, or $445,000, from $2,248,000 in fiscal 1996 to $2,693,000 in fiscal 1997, and increased as a percentage of revenue from 6.8% to 7.4%, respectively. Such increases were due primarily to an increase in salary expenses and staffing. The Company also capitalized $1,813,000 in software development expenditures during fiscal 1997.

     Income taxes. The Company's effective tax rate was 40.6% and 35.8% in fiscal 1996 and 1997, respectively.

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

     Gross Profit. The Company's gross profit increased by 14.3%, or $1,844,000, from $12,910,000 in fiscal 1995 to $14,754,000 in fiscal 1996. Gross profit margin increased from 41.3% of revenue in fiscal 1995 to 44.7% of revenue in fiscal 1996. Gross profit from system sales increased by 6.3%, or $548,000, from $8,685,000 in fiscal 1995 to $9,233,000 in fiscal 1996. Gross profit margin attributable to system sales increased from 40.8% of systems sales revenue in fiscal 1995 to 44.2% in fiscal 1996. The increases in such gross profit and gross profit margin were attributable primarily to increased sales volume of optional Prophet 21 software which, in general, carries higher margins and to a lesser extent, to the Company's sales focus on larger system sales. Gross profit from service and support revenue increased by 30.7%, or $1,296,000, from $4,225,000 in fiscal 1995 to $5,521,000 in fiscal 1996. Gross profit margin attributable to service and support revenue increased from 42.5% of service and support revenue in fiscal 1995 to 45.5% in fiscal 1996. The increases in such gross profit and gross profit margin were attributable primarily to an increase in the number of new users who have entered into the maintenance program and, to a lesser extent, the implementation by the Company of a new maintenance program which offers multiple levels of service at different prices, offset in part by a severance payment of $190,000.

     Sales and marketing expenses. Sales and marketing expenses increased by 2.5%, or $200,000, from $8,146,000 in fiscal 1995 to $8,346,000 in fiscal 1996, but decreased as a percentage of revenue from 26.1% to 25.3% respectively. Sales and marketing expenses increased due to the Company's increased marketing efforts in direct mail and software catalogue sales and to a lesser extent, higher salespersons compensation associated with higher sales.

     General and administrative expenses. General and administrative expenses increased by 2.0%, or $45,000, from $2,251,000 in fiscal 1995 to $2,296,000 in fiscal 1996, but decreased as a percentage of revenue from 7.2% to 6.9%, respectively. The increase in general and administrative expenses was due to increases in compensation expense.

     Research and development expenses. Research and development expenses decreased by 22.7%, or $659,000, from $2,907,000 in fiscal 1995 to $2,248,000 in fiscal 1996, and decreased as a percentage of revenue from 9.3% to 6.8%, respectively. The decrease in research and development expenses was due primarily to a reduction in related salary expenses and staffing requirements resulting from the Company's creation of new, more efficient programming tools for use by the Company's programmers and the capitalization of certain software development costs.

     Income taxes. The Company's effective tax rate was 43.0% and 40.6% in fiscal 1995 and fiscal 1996, respectively.


Liquidity and Capital Resources

     Since its inception, the Company has funded its operations primarily from cash generated by operations and available cash, including funds raised in the Company's initial public offering completed in March 1994. The Company's cash flow from operations was $1,184,000, $1,263,000 and $5,710,000 for the fiscal years ended June 30, 1995, 1996 and 1997, respectively.

     The Company's working capital was $14,797,000 and $11,720,000 at June 30, 1996 and 1997, respectively.

     The Company invested $876,000, $1,069,000 and $1,440,000 in capital equipment and leasehold improvements in fiscal 1995, 1996 and 1997, respectively. There are no other material commitments for capital expenditures currently outstanding. The Company also invested $458,000 and $1,813,000 in software development costs which were capitalized during the fiscal years ended June 30, 1996 and 1997.

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

     In fiscal 1997, the Company's Board of Directors approved resolutions to repurchase up to 600,000 shares of the Company's Common Stock in open market purchases. As of June 30, 1997, the Company had repurchased 442,900 shares at a cost of $2,518,000.

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

                                    PART III


Item 10.   Directors and Executive Officers of the Company.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


Item 11.   Executive Compensation.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


Item 13.   Certain Relationships and Related Transactions.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

(b)          Reports on Form 8-K.

             No reports on Form 8-K have been filed during the fiscal year ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 5th day of September, 1997.


                                   PROPHET 21, INC.



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


       Signature                     Title                           Date
       ---------                     -----                           ----

/s/ Charles L. Boyle, III   President, Chief Executive        September 5, 1997
- -------------------------   Officer and Director
    Charles L. Boyle, III   (Principal Executive Officer)


/s/ Thomas M. Giuliani      Chief Financial Officer and       September 5, 1997
- ----------------------      Treasurer (Principal
    Thomas M. Giuliani      Financial and Accounting
                            Officer)


/s/ John E. Meggitt, Ph.D.  Chairman of the Board             September 5, 1997
- --------------------------  and Director
    John E. Meggitt, Ph.D.


/s/ Dorothy M. Meggitt      Secretary and  Director           September 5, 1997
- ----------------------
    Dorothy M. Meggitt


/s/ Louis J. Cissone        Director                          September 5, 1997
- --------------------
    Louis J. Cissone


/s/ Mark A. Timmerman       Director                          September 5, 1997
- ---------------------
    Mark A. Timmerman

                                  EXHIBIT INDEX


    Exhibit
      No.           Description of Exhibit
- ----------------    ----------------------

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

   Exhibit
      No.           Description of Exhibit
- ----------------    ----------------------

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

     10.11 Form of Employment Agreement by and between the Company and each salesman. (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

     10.12 Form of Employee's Invention Assignment, Non-Competition and Confidential Information Agreement. (Incorporated by reference to Exhibit 10.14 to the Company's Registration
                    Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

     10.13 International Business Machines Corporation Agreement for Authorized Dealers and Industry Remarketers, as amended, with exhibits. (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

   Exhibit
      No.           Description of Exhibit
- ----------------    ----------------------

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

    10.17* Indemnification Agreement dated as of September 24, 1996 between the Company and Thomas M. Giuliani. (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996.)

     21* List of subsidiaries of the Company. (Incorporated by reference to Exhibit 21 to the Company's Registration
                    Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

    27              Financial Data Schedule.


* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      INDEX TO CONSOLIDATED FINANCIAL DATA
                                  AND SCHEDULES


                                                                            Page
                                                                            ----

Report of Independent Accountants............................................F-2

Consolidated Balance Sheets as of
  June 30, 1996 and 1997.....................................................F-3

Consolidated Statements of Operations for the
  years ended
  June 30,  1995, 1996 and 1997..............................................F-4

Consolidated Statements of Stockholders'
  Equity for the years ended
  June 30, 1995, 1996 and 1997...............................................F-5

Consolidated Statements of Cash Flows for the
  years ended June 30, 1995, 1996 and 1997...................................F-6

Notes to Consolidated Financial Statements...................................F-7

Report of Independent Accountants............................................S-1

Schedule II..................................................................S-2

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
Prophet 21, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Prophet 21, Inc. and Subsidiaries as of June 30, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prophet 21, Inc. and Subsidiaries as of June 30, 1996 and 1997 and the consolidated results of their operations and their cash flows for each of the three years ended June 30, 1997, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
August  22, 1997


                               PROPHET 21, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                 (In Thousands, Except Shares)

                                                                          June 30,
                                                                    ------------------
                                                                       1996      1997
                                                                       ----      ----
                                             ASSETS

Current assets
   Cash and cash equivalents ....................................   $  2,860   $  1,829
   Marketable securities ........................................      4,595      4,082
   Accounts receivable, net of allowance
     for doubtful accounts of $209
     and $218, respectively .....................................     12,029     12,172
   Inventories ..................................................      1,546      1,117
   Deferred income taxes ........................................         --        163
   Prepaid and other current assets .............................        618        437
                                                                    --------   --------
      Total current assets ......................................     21,468     19,800
Long-term marketable securities..................................      1,200      2,835
Equipment and improvements, net .................................      2,242      2,536
Software development costs, net .................................        458      2,271
Other assets ....................................................        284        239
                                                                    --------   --------
       Total assets .............................................   $ 25,832   $ 27,681
                                                                    ========   ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable .............................................   $  2,922   $  3,367
   Accrued expenses and other liabilities .......................        957      1,171
   Commissions payable ..........................................        381        479
   Taxes payable ................................................        391        620
   Profit sharing plan contribution payable .....................        250        290
   Deferred income ..............................................      1,950      2,153
                                                                    --------   --------
      Total current liabilities .................................      6,851      8,080
                                                                    --------   --------
Commitments and contingent liabilities...........................         --         --
Deferred income taxes ...........................................         --        837
                                                                    --------   --------

Stockholders' equity
   Preferred stock--$0.01 par value,
     1,500,000 shares authorized; no
     shares issued or outstanding ...............................         --         --
   Common stock--$0.01 par value, 10,000,000
     shares authorized; 4,002,500 shares issued;
     4,002,500 and 3,559,600 shares outstanding, respectively ...         40         40
   Additional paid-in capital ...................................      8,821      8,835
   Retained earnings ............................................     10,120     12,407
   Treasury stock at cost, 442,900 shares........................         --     (2,518)
                                                                    --------   --------
      Total stockholders' equity ................................     18,981     18,764
                                                                    --------   --------
      Total liabilities and stockholders' equity ................   $ 25,832   $ 27,681
                                                                    ========   ========


    The accompanying notes are an integral part of these consolidated financial statements.


                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)



                                            Year Ended June 30,
                                       -------------------------------
                                         1995         1996       1997
                                         ----         ----       ----

Revenue:
   System sales ....................   $ 21,295    $ 20,905   $ 22,537
   Service and support .............      9,948      12,145     13,866
                                       --------    --------   --------
                                         31,243      33,050     36,403
                                       --------    --------   --------
Cost of revenue:
   System sales ....................     12,610      11,672     12,640
   Service and support .............      5,723       6,624      7,144
                                       --------    --------   --------
                                         18,333      18,296     19,784
                                       --------    --------   --------
   Gross profit ....................     12,910      14,754     16,619
                                       --------    --------   --------

Operating expenses:
   Sales and marketing .............      8,146       8,346      8,306
   General and administrative ......      2,251       2,296      2,434
   Research and development ........      2,907       2,248      2,693
   Severance expense ...............        378          --         --
                                       --------    --------   --------
                                         13,682      12,890     13,433
                                       --------    --------   --------
     Operating (loss) income .......       (772)      1,864      3,186
Interest income ....................        374         408        376
                                       --------    --------   --------
(Loss) income before taxes .........       (398)      2,272      3,562
(Benefit) provision for income taxes       (171)        922      1,275
                                       --------    --------   --------
Net (loss) income ..................   $   (227)   $  1,350   $  2,287
                                       ========    ========   ========
Net (loss) income per share ........   $  (0.06)   $   0.34   $   0.60
                                       ========    ========   ========
Weighted average common and
   common equivalent shares
   outstanding .....................      4,002       4,011      3,838
                                       ========    ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

                               PROPHET 21, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         (In Thousands)


                                    Common Stock      Additional                         Total
                                   ---------------     Paid-In    Retained   Treasury  Stockholders'
                                   Shares   Amount     Capital    Earnings    Stock      Equity
                                   ------   ------    ---------- ----------  --------  -------------

Balance, June 30, 1994 ..........  4,000    $    40    $ 8,801    $ 8,997    $    --     17,838
Issuance of common stock
   in connection with exercise
   of stock options .............      2                    20                               20
Net loss ........................                                    (227)                 (227)
                                   -----    -------    -------    -------    -------    -------
Balance, June 30, 1995 ..........  4,002         40      8,821      8,770         --     17,631
Net income ......................                                   1,350                 1,350
                                   -----    -------    -------    -------    -------    -------
Balance, June 30, 1996 ..........  4,002         40      8,821     10,120         --     18,981
Repurchase of common stock ......   (443)                                     (2,518)    (2,518)
Repurchase of stock options .....                           14                               14
Net income ......................                                   2,287                 2,287
                                   -----    -------    -------    -------    -------    -------
Balance, June 30, 1997 ..........  3,559    $    40    $ 8,835    $12,407    $(2,518)   $18,764
                                   =====    =======    =======    =======    =======    =======


    The accompanying notes are an integral part of these consolidated financial statements.

                               PROPHET 21, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In Thousands)

                                                             Year Ended June 30,
                                                         ---------------------------
                                                         1995       1996       1997
                                                       --------   -------    -------

Cash flows from operating activities:
Net (loss) income ..................................   $  (227)   $ 1,350    $ 2,287
                                                       -------    -------    -------
Adjustments to reconcile net (loss) income to
 net cash provided by operating activities:
   Depreciation and amortization ...................     1,160      1,006      1,047
   Gain on sale of equipment .......................        (5)        --        (13)
   Provision for losses on accounts receivable .....       110        247        233
   Deferred taxes ..................................       (44)       150        693
Decreases (increases) in operating assets:
   Accounts receivable .............................     1,756     (2,294)      (376)
   Inventories .....................................       124       (574)       429
   Prepaid expenses and other current assets .......       115         41        181
(Decreases) increases in operating liabilities:
   Accounts payable ................................      (605)       456        445
   Accrued expenses ................................      (318)       337        407
   Taxes payable ...................................      (652)        --        197
   Profit sharing plan contribution payable ........      (452)       225         40
   Deferred income .................................       222        319        203
                                                       -------    -------    -------
   Total adjustments ...............................     1,411        (87)     3,486
                                                       -------    -------    -------
Net cash provided by operating activities ..........     1,184      1,263      5,773
                                                       -------    -------    -------
Cash flows from investing activities:
   Cash purchases of equipment .....................      (876)    (1,069)    (1,440)
   Software development costs ......................        --       (458)    (1,813)
   Purchase of marketable securities ...............        --     (9,160)    (5,550)
  Maturity of marketable securities ................     5,797      5,450      4,540
  Other assets .....................................        --       (230)        26
                                                       -------    -------    -------
Net cash provided (used) by investing activities ...     4,921     (5,467)    (4,237)
                                                       -------    -------    -------
Cash flows from financing activities:
   Purchase of treasury stock ......................        --         --     (2,518)
   Repurchase of stock options .....................        --         --        (49)
  Stock options exercised ..........................        20         --         --
                                                       -------    -------    -------
Net cash provided (used) by financing activities ...        20         --     (2,567)
                                                       -------    -------    -------
Net increase (decrease) in cash and cash equivalents     6,125     (4,204)    (1,031)
Cash and cash equivalents at beginning of period ...       939      7,064      2,860
                                                       -------    -------    -------
Cash and cash equivalents at end of period .........   $ 7,064    $ 2,860    $ 1,829
                                                       =======    =======    =======

Supplemental cash flow disclosures:
   Income taxes paid ...............................   $   826    $   847    $   395
                                                       =======    =======    =======

    The accompanying notes are an integral part of these consolidated financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                    NOTES TO THE CONSOLIDATED FINANCIAL DATA
                                 (In Thousands)



1.   Summary of Significant Accounting Policies:

     Basis of Presentation:

     The consolidated financial statements include the accounts of Prophet 21, Inc. and its wholly-owned Subsidiaries (the "Company"). All intercompany transactions have been eliminated. The Company is a leading provider of fully integrated, on-line business management systems developed exclusively for use by distributors and wholesalers.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain items in prior year financial statements have been reclassified for comparative purposes.


     Cash and Cash Equivalents:

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. At various times throughout the year, the Company maintains cash balance in excess of FDIC limits.


     Marketable Securities:

     Marketable securities consist primarily of governmental debt instruments with an initial maturity of three months or more. The Company accounts for investments in accordance with Statement of Financial Accounting Standards Board ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates. All of the Company's marketable securities are classified as held-to-maturity as of the balance sheet date and are reported at cost plus an adjustment for amortization, which approximates fair market value.


     Inventories:

     Inventories   primarily   consist  of  purchased   hardware  and  software.
Inventories are stated at the lower of cost or market. Cost is determined using the average cost on a first-in-first-out method.

                        PROPHET 21, INC. AND SUBSIDIARIES
                    NOTES TO THE CONSOLIDATED FINANCIAL DATA
                                 (In Thousands)


1.   Summary of Significant Accounting Policies (continued):

     Equipment and Improvements:

     Equipment and improvements are recorded at cost and are depreciated using the straight line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or remaining lease term. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the income statement for the period. The cost of maintenance and repairs is charged to expense as incurred, whereas significant renewals and betterments are capitalized.

     Revenue Recognition:

     Revenue is recorded by the Company when products are shipped to the customer, at which time the cost of installation and other obligations associated with the sale are accrued. Maintenance revenues from hardware and software support fees are recognized ratably over the contract period.

     Warranty:

     The Company provides warranties on its hardware and proprietary software against design defects. A provision for future claims is recorded on historical experience.

     Capitalized Software:

     The Company capitalizes software development costs associated with a new product pursuant to SFAS No. 86. Such costs are capitalized only after technological feasibility has been demonstrated. Such capitalized amounts will be amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life of three years. Amortization of capitalized software development costs will be charged to cost of sales. At June 30, 1996 and 1997, the Company had capitalized $458 and $1,813 of software development costs, none of which had been amortized. All other research and development costs have been expensed.

     Income Taxes:

     The Company utilizes the asset and liability approach for income taxes which requires the recognition of deferred tax liability and assets for the expected future tax consequences of temporary differences between the carrying amount and the tax bases of other assets and liabilities.

                        PROPHET 21, INC. AND SUBSIDIARIES
                    NOTES TO THE CONSOLIDATED FINANCIAL DATA
                                 (In Thousands)


1.   Summary of Significant Accounting Policies (continued):

     Net Income Per Share:

     Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.

     New Accounting Standard:

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which will replace the current rules for earnings per share computations, presentation and disclosure. Under the new standard, basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share on the face of the income statement.

     The Company will be required to adopt SFAS No. 128 during fiscal year 1998 and, as required by the standard, will restate all prior period earnings per share data. The Company's new earnings per share amounts as calculated under SFAS No. 128 are not expected to be materially different from those computed under the present accounting standard.


2.   Inventories:

     A summary of the major components of inventories are as follows:

                                                               June 30,
                                                           --------------
                                                            1996     1997
                                                            ----     ----

Finished goods .........................................  $ 1,412   $ 1,043
Used equipment inventory ...............................      134        74
                                                          -------   -------
                                                          $ 1,546   $ 1,117
                                                          =======   =======


3.   Equipment and Improvements:

     A summary of the major components of equipment and improvements are as follows:

                                                               June 30,
                                                            --------------
                                                            1996      1997
                                                            ----      ----

Equipment...............................................  $ 2,347   $ 2,197
Computer systems........................................    2,840     3,971
Furniture and fixtures..................................      716       767
Leasehold improvements..................................      429       525
                                                          -------   -------
                                                            6,332     7,460
Accumulated depreciation
 and amortization.......................................   (4,090)   (4,924)
                                                          -------   -------
                                                          $ 2,242   $ 2,536
                                                          =======   =======

     Depreciation and amortization expense of $1,160, $1,006 and $1,047 was charged to operations for the years ended June 30, 1995, 1996 and 1997, respectively.

                        PROPHET 21, INC. AND SUBSIDIARIES
                    NOTES TO THE CONSOLIDATED FINANCIAL DATA
                                 (In Thousands)


4.   Leasing Arrangements:

     The Company leases certain facilities and equipment under various operating lease agreements with initial terms greater than one year. Future minimum payments under noncancelable operating leases at June 30, 1997 are:

Fiscal Year                           Related Party   Third Party   Total
- -----------                           -------------   -----------   -----

1998..................................   $  418         $  43       $ 461
1999..................................       --            26          26
Thereafter............................       --            --          --
                                         ------         -----       -----
                                         $  418         $  69       $ 487
                                         ======         =====       =====

     Rent expense, including related party transactions, for the years ended June 30, 1995, 1996 and 1997 was $556, $535 and $539, respectively.


5.   Income Taxes:

     The components of the provision (benefit) for income taxes are as follows:

                                                  Year ended June 30,
                                            -------------------------------
                                            1995           1996        1997
                                            ----           ----        ----

Federal:
   Current ............................  $  (147)       $   675     $   611
   Deferred ...........................      (33)           113         569
                                         -------        -------     -------
                                            (180)           788       1,180
                                         -------        -------     -------

State:
   Current ............................     (160)            60           2
   Deferred ...........................      (11)            37         124
                                         -------        -------     -------
                                            (171)            97         126
                                         -------        -------     -------
Foreign:
   Current ............................       20             37         (31)
                                         -------        -------     -------

Valuation allowance:...................      160             --          --
                                         -------        -------     -------
                                         $  (171)       $   922     $ 1,275
                                         =======        =======     =======

     Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current depending on the classification of the assets and liabilities to which they relate. The sources of the timing differences reported are due primarily to different depreciation methods, bad debts expense and the use of the uniform capitalization method for inventory.

                        PROPHET 21, INC. AND SUBSIDIARIES
                    NOTES TO THE CONSOLIDATED FINANCIAL DATA
                                 (In Thousands)


5.   Income Taxes (continued):

     The provision for income taxes differs from the amount computed using the statutory Federal income tax rate as follows:

                                                  Year ended June 30,
                                             -------------------------------
                                             1995           1996        1997
                                             ----           ----        ----

Statutory tax rate ........................  (34)%           34%         34%
State taxes, net of Federal benefit........   --              3           2
Tax credits ...............................  (15)            --          --
Prior period tax ..........................   --             --           3
Non-deductible expense ....................    4              2          (1)
Other .....................................    2              2          (2)
                                             ---            ---         ---
                                             (43)%           41%         36%
                                             ===            ===         ===

     Deferred income taxes reflect the tax impact of temporary differences between the assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Amounts giving rise to deferred income taxes are as follows:


                                                    June 30,
                                              -----------------
                                              1996         1997
                                              ----         ----
Current deferred tax asset:
   Allowance for doubtful accounts.........  $  85        $   84
   Accrued vacation........................     56            57
   Inventory capitalization................     31            22
                                             -----        ------
                                               172           163

Non-current deferred tax asset:
   Depreciation............................     32            37

Non-current deferred tax liability:
   Depreciation............................   (185)           --
   Software development costs..............     --          (874)
                                             -----        ------

      Total................................  $  19        $ (674)
                                             =====        ======


6.   Related Party Transactions:

     The Company rents office space from its principal stockholders under lease terms expiring on June 30, 1998. The lease agreement includes a five-year renewal provision at the Company's option. Rent expense under the lease for the years ended June 30, 1995, 1996 and 1997 was $423, $438 and $452, respectively.

                        PROPHET 21, INC. AND SUBSIDIARIES
                    NOTES TO THE CONSOLIDATED FINANCIAL DATA
                                 (In Thousands)


7.   Concentration of Credit Risk:

     Financial instruments which potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions, thereby limiting its credit exposure. The Company currently invests primarily in government obligations that have maturities of less than one year. The Company believes that no significant credit risk exists with respect to these investments. There is not a significant concentration of credit risk with respect to accounts receivable due to the large number of customers comprising the Company's customer base and their dispersion across different geographic regions. The Company performs on-going credit evaluations and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.


8.  Employee Benefit Plans:

     The Company has a qualified profit sharing plan covering employees who meet certain eligibility requirements. Contributions are at the discretion of the Board of Directors and may not exceed the maximum amount allowable for federal income tax deduction. The Company did not make any contributions to its qualified profit sharing plan for the years ended June 30, 1995, 1996 and 1997.

     On October 1, 1993, the Company implemented a 401(k) Retirement Savings Plan. The Company's contributions are at the discretion of management and for the years ended June 30, 1995, 1996 and 1997 were $0, $250 and $290, respectively.


9.   Commitments and Contingencies:

     The Company has entered into employment agreements with certain key employees. Such agreements, which have been revised from time to time, provide for an annual salary of $405.

10.   Stockholders' Equity:


     Preferred Stock:

     The Company has an authorized class of 1,500,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine.


     Stock Option Plan:

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

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employee" ("APB25") and related interpretations in accounting for the Plan. In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company did not elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in fiscal years 1996 and 1997 are required by SFAS 123 and are presented below.

     Under the Plan, the Company is authorized to issue shares of Common Stock pursuant to "Awards" granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock-based Awards. The Company granted stock options in 1995 under the Plan in the form of non-qualified stock options.

     The Company granted stock options in 1996 and 1997 to employees. The stock options granted in 1996 and 1997 have contractual terms of 10 years. All options granted to the employees and directors have an exercise price no less than the fair market value of the stock at grant date. The options granted in 1996 and 1997 vest one-third each year, beginning on the first anniversary of the date of grant.

                        PROPHET 21, INC. AND SUBSIDIARIES
                    NOTES TO THE CONSOLIDATED FINANCIAL DATA
                                 (In Thousands)


10.   Stockholders' Equity (continued):

     In accordance with APB 25, the Company has not recognized any compensation cost for these stock options granted in 1996 and 1997.

     A summary of the status of the Company's stock options as of June 30, 1995, 1996 and 1997 and the changes during the years then ended is presented below:

                                                      Exercise Price   Weighted
                                        Shares          Per Share       Average
- --------------------------------------------------------------------------------
Options outstanding at June 30, 1994    370,000                $7.00     $7.00

                             Granted    113,200      $4.125 to $5.00     $4.83
                            Canceled     (5,800)               $5.00     $5.00
                           Exercised     (2,500)               $7.00     $7.00
- --------------------------------------------------------------------------------
Options outstanding at June 30, 1995    474,900      $4.125 to $7.00     $6.51

                             Granted    105,000      $4.500 to $4.80     $5.12
                            Canceled     (7,400)               $5.00     $5.00
- --------------------------------------------------------------------------------
Options outstanding at June 30, 1996    572,500      $4.125 to $7.00     $6.27

                             Granted    140,000      $4.500 to $4.80     $5.25
                            Canceled   (112,500)               $5.00     $6.71
- --------------------------------------------------------------------------------
Options outstanding at June 30, 1997    600,000      $4.125 to $7.00     $5.95
================================================================================
Options exercisable at June 30,
                                1995    302,502      $4.125 to $7.00     $6.80
                                1996    367,500      $4.125 to $7.00     $6.53
                                1997    400,000      $4.125 to $7.00     $6.31
================================================================================
Non-qualified options in fiscal 1997

                             Granted     10,000                $5.375    $5.375

                        PROPHET 21, INC. AND SUBSIDIARIES
                    NOTES TO THE CONSOLIDATED FINANCIAL DATA
                                 (In Thousands)


10.   Stockholders' Equity (continued):

     The weighted average fair value of options granted during fiscal 1996 was $1.80 and $1.84 during fiscal 1997.

     The following table summarizes information concerning outstanding and exercisable options as of June 30, 1997:

                       Options Outstanding                        Options Exercisable
                   ------------------------------             -----------------------------
    Range of     Number of   Weighted Average  Weighted Average  Number of  Weighted Average
Exercise Prices   Options    Remaining Life    Exercise Price   Options    Exercise Price
- ---------------  ---------  ----------------   --------------  ---------  ----------------

$4.125 to $6.00   240,000          6.45              $7.00        130,000       $4.95
$6.000 to $7.00   370,000          8.75              $5.10        270,000       $7.00
- ---------------   -------          ----              -----        -------       -----
$4.125 to $7.00   610,000          7.74              $5.94        400,000       $6.31

     Had the compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS 123, the Company's net income and net income per common share would approximate the pro forma amounts below:


                                               June 30,
                                          --------------------
                                           1996          1997
                                          ------        ------
Net Income:           As reported         $1,350        $2,287
                      Pro forma            1,334         2,200

Income per Share:     As reported          $0.34         $0.60
                      Pro forma             0.33          0.57

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards granted prior to the 1996 fiscal year.

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1996 and 1997: dividend yield of 0.00% for both years; risk-free interest rate ranges from 5.48% to 6.43%; the expected life of options is estimated to be 4 years; and a volatility of 32.75% for all grants.

     Stock Repurchase Program:

     In fiscal 1997, the Company's Board of Directors approved resolutions to repurchase up to 600,000 shares of the Company's Common Stock in open market purchases. As of June 30, 1997, the Company had repurchased 442,900 shares at a cost of $2,518,000.

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





COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
August 22, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

                                                                     SCHEDULE II


                                Prophet 21, Inc.
                 Schedule II - Valuation and Qualifying Accounts


Allowance for Doubtful Accounts


                          Balance at     Charged to
Year Ended                Beginning of   Costs and    Deductions     Balance at
 June 30,                   Period       Expenses     Write-Offs   End of Period
- ----------                ------------   ----------   ----------   -------------
 1995.....................  228,262       107,373       130,635        205,000
 1996.....................  205,000       247,337       242,940        209,397
 1997.....................  209,397       232,660       223,946        218,111