Form 10-K/A
period 1997-06-30
PROPHET 21 INC
filed 1997-09-29
CIK 917823

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1997
                         Commission file number 0-23306

                                PROPHET 21, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)


           Delaware                                    23-2746447
--------------------------------          --------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)


19 West College Avenue, Yardley, Pennsylvania                              19067
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


                                 (215) 493-8900
--------------------------------------------------------------------------------
                    (Registrant's Telephone Number, Including
                                   Area Code)

           Securities registered pursuant to Section 12(b) of the Act:


                                                     Name of each exchange
Title of each class                                  on which registered
-------------------                                  ---------------------


-------------------------                        -------------------------------

-------------------------                        -------------------------------


           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               Yes:     X                     No:
                   ------------                   ------------


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

                                EXPLANATORY NOTE


     Prophet 21, Inc., a Delaware corporation (the "Company"), hereby amends Items 5 and 7 of Part II of its Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on September 5, 1997. Item 5 of Part II is being amended to change the number of beneficial holders of the Common Stock from 1,000 to 632. Item 7 of Part II is being amended to change the cash flow from operations for fiscal 1997 from $5,710,000 to $5,773,000.


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

   Quarter Ended                 High               Low
-------------------           ----------         ----------

September 30, 1995              $  5.25           $  4.375
December 31, 1995               $  5.25           $  4.125
March 31, 1996                  $  5.50           $  4.375
June 30, 1996                   $  6.50           $  4.125
September 30, 1996              $  6.25           $  4.75
December 31, 1996               $  6.50           $  5.00
March 31, 1997                  $  6.50           $  5.625
June 30, 1997                   $  6.00           $  4.50

     As of August 15, 1997, the approximate number of holders of record of the Common Stock was 180 and the approximate number of beneficial holders of the Common Stock was 632.

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

     The statements contained in this Annual Report on Form 10-K/A that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to the computer industry; (ii) the availability of components and parts from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to protect its intellectual property; (v) potential infringement claims against the Company for its software development products; (vi) the Company's ability to obtain customer maintenance contracts at current levels; and (vii) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients.

Results of Operations

     The following table sets forth for the periods indicated certain financial data as a percentage of revenue and the percentage change in the dollar amount of such data compared to the prior comparable period:


                                     Percentage of Revenue      Percentage Increase (Decrease)
                                    -----------------------    ------------------------------

                                                                  Fiscal           Fiscal
                                      Fiscal Year Ended           1996 over        1997 over
                                          June 30,                Fiscal           Fiscal
                                    -----------------------    -------------      -----------
                                    1995     1996      1997        1995              1996

Revenue:
  System sales ...............      68.2%     63.3%    61.9%        (1.8)%           7.8%
  Service and support ........      31.8      36.7     38.1         22.1            14.2
                                   -----     -----    -----
                                   100.0     100.0    100.0          5.8            10.1
                                   -----     -----    -----

Cost of revenue:
  System sales ...............      40.4      35.3     34.7         (7.4)            8.3
  Service and support ........      18.3      20.0     19.6         15.7             7.9
                                   -----     -----    -----
                                    58.7      55.3     54.3         (0.2)            8.1
                                   -----     -----    -----
      Gross profit ...........      41.3      44.7     45.7         14.3            12.6
                                   -----     -----    -----

Operating expenses:
  Sales and marketing ........      26.1      25.3     22.8          2.5            (0.5)
  General and administrative .       7.2       6.9      6.7          2.0             6.0
  Research and development ...       9.3       6.8      7.4        (22.7)           19.8
  Severance expense ..........       1.2       --       --        (100.0)            --
                                   -----     -----    -----
      Total operating expenses      43.8      39.0     36.9         (5.8)            4.2
                                   -----     -----    -----
      Operating (loss) income       (2.5)      5.7      8.8        341.5            70.9
Interest income ..............       1.2       1.2      1.0          9.1            (7.8)
      (Loss) income before
       income taxes ..........      (1.3)      6.9      9.8        670.9            56.8
(Benefit) provision for income
 taxes .......................      (0.5)      2.8      3.5        639.2            38.3
                                   -----     -----    -----
      Net (loss) income ......      (0.8)%     4.1%     6.3%       694.7            69.4
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


Liquidity and Capital Resources

     Since its inception, the Company has funded its operations primarily from cash generated by operations and available cash, including funds raised in the Company's initial public offering completed in March 1994. The Company's cash flow from operations was $1,184,000, $1,263,000 and $5,773,000 for the fiscal years ended June 30, 1995, 1996 and 1997, respectively.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of September, 1997.


                                           PROPHET 21, INC.



                                           By: /s/Charles L. Boyle, III
                                               ------------------------
                                               Charles L. Boyle, III, President
                                               and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                       Title                       Date
       ---------                       -----                       ----


/s/Charles L. Boyle, III      President, Chief Executive      September 29, 1997
--------------------------    Officer and Director
Charles L. Boyle, III         (Principal Executive Officer)


/s/Thomas M. Giuliani         Chief Financial Officer         September 29, 1997
--------------------------    and Treasurer
Thomas M. Giuliani            (Principal Financial and
                              Accounting Officer)


/s/John E. Meggitt, Ph. D.    Chairman of the Board           September 29, 1997
--------------------------    and Director
John E. Meggitt, Ph.D.


/s/Dorothy M. Meggitt         Secretary and Director          September 29, 1997
--------------------------
Dorothy M. Meggitt


/s/Louis J. Cissone           Director                        September 29, 1997
--------------------------
Louis J. Cissone


/s/Mark A. Timmerman          Director                        September 29, 1997
--------------------------
Mark A. Timmerman