Form 10-Q
period 1997-09-30
PROPHET 21 INC
filed 1997-11-12
CIK 917823

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                           Commission File No. 0-23306


                                PROPHET 21, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                  23-2746447
--------------------------------------------      ------------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)


19 West College Ave., Yardley, Pennsylvania                19067
--------------------------------------------      ------------------------------
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

                      Yes:     X               No:
                           --------                --------


      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 30, 1997:

Class                                          Number of Shares
-----                                          ----------------

Common Stock, $.01 par value                      3,559,600

                        PROPHET 21, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS
                                -----------------


                                                                         Page
                                                                         ----


PART  I.   FINANCIAL INFORMATION.......................................    1

      Item 1. Financial Statements.....................................    1

           Consolidated Balance Sheets
           as of June 30, 1997 and
           September 30, 1997 (unaudited)..............................    2

           Consolidated Statements of Income
           for the three months ended
           September 30, 1996 and 1997 (unaudited).....................    3

           Consolidated Statements of Cash Flows
           for the three months ended
           September 30, 1996 and 1997 (unaudited).....................    4

           Notes to Consolidated Financial Statements (unaudited)......    5

      Item 2. Management's Discussion and Analysis of
              Results of Operations and Financial Condition............    8

           Results of Operations.......................................    9

           Liquidity and Capital Resources.............................    11

PART II.   OTHER INFORMATION...........................................    12

      Item 6. Exhibits and Reports on Form 8-K.........................    12

SIGNATURES ............................................................    13

                          PART I. FINANCIAL INFORMATION




                          Item 1. Financial Statements.


                        PROPHET 21, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)


                                                       June 30,    September 30,
                                                        1997           1997
                                                        ----           ----
                                                                   (Unaudited)

Assets
Current assets:
   Cash and cash equivalents .....................   $  1,829        $    487
   Marketable securities .........................      4,082           2,351
   Accounts receivable, net of allowance for
     doubtful accounts of $218 and $288,
      respectively ...............................     12,172          13,943
   Inventories ...................................      1,117           1,641
   Deferred income taxes .........................        163             163
   Prepaid and other current assets ..............        437             376
                                                     --------        --------
      Total current assets .......................     19,800          18,961
Long-term marketable securities ..................      2,835           3,310
Equipment and improvements, net ..................      2,536           2,574
Software development costs, net ..................      2,271           2,835
Other assets .....................................        239             226
                                                     --------        --------
      Total assets ...............................   $ 27,681        $ 27,906
                                                     ========        ========


Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable ..............................   $  3,367        $  3,303
   Accrued expenses and other liabilities ........      1,171             801
   Commissions payable ...........................        479             355
   Taxes payable .................................        620             666
   Profit sharing plan contribution payable ......        290             365
   Deferred income ...............................      2,153           2,220
                                                     --------        --------
      Total current liabilities ..................      8,080           7,710
                                                     --------        --------
Deferred income taxes ............................        837             837
                                                     --------        --------
Stockholders' equity:
   Preferred stock -- $0.01 par value, 1,500,000
     shares authorized; no shares issued or
     outstanding .................................         --              --
   Common stock -- $0.01 par value, 10,000,000
     shares authorized; 4,002,500 shares issued;
     3,559,600 outstanding .......................         40              40
   Additional paid-in capital ....................      8,835           8,835
   Retained earnings .............................     12,407          13,002
   Treasury stock at cost, 442,900 shares ........     (2,518)         (2,518)
                                                     --------        --------
      Total stockholders' equity .................     18,764          19,359
                                                     --------        --------
      Total liabilities and stockholders' equity .   $ 27,681        $ 27,906
                                                     ========        ========



   The accompanying notes are an integral part of these financial statements.


                        PROPHET 21, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                      For the Three Months
                                                       Ended September 30,
                                                  ---------------------------
                                                    1996                1997
                                                    ----                ----

Revenue:
  System sales...............................     $  5,375           $  5,983
  Service and support........................        3,236              3,742
                                                  --------           --------
                                                     8,611              9,725
Cost of revenue:
  System sales...............................        3,087              3,454
  Service and support........................        1,712              1,951
                                                  --------           --------
                                                     4,799              5,405
                                                  --------           --------
     Gross profit............................        3,812              4,320
                                                  --------           --------

Operating expenses:
  Sales and marketing........................        2,176              2,096
  General and administrative.................          593                654
  Research and development...................          615                726
                                                  --------           --------
                                                     3,384              3,476
                                                  --------           --------
     Operating income........................          428                844
Interest income..............................           89                 86
                                                  --------           --------
Income before taxes..........................          517                930
Provision for income taxes...................          207                335
                                                  --------           --------

Net income...................................     $    310           $    595
                                                  ========           ========

Net income per share.........................     $   0.08           $   0.16
                                                  ========           ========

Weighted average common
  and common equivalent shares
  outstanding................................        4,030              3,780
                                                  ========           ========



   The accompanying notes are an integral part of these financial statements.



                             PROPHET 21, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                  (Dollars In Thousands)

                                                         Three Months Ended September 30,
                                                         --------------------------------
                                                             1996          1997
                                                             ----          ----

Cash flows from operating activities:
Net income ..............................................   $   310       $   595
                                                            -------       -------

Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation and amortization ....................       250           333
       Provision for losses on accounts receivable ......        72            69
Decreases (increases) in operating assets:
       Accounts receivable ..............................       312        (1,840)
       Inventories ......................................        61          (524)
       Prepaid expenses and other assets ................       132            74
Increases (decreases) in operating liabilities:
       Accounts payable .................................      (388)          (64)
       Accrued expenses .................................      (191)         (494)
       Taxes payable ....................................       131            46
       Profit sharing plan contribution payable .........        57            75
       Deferred income ..................................        73            67
                                                            -------       -------
       Total adjustments ................................       509        (2,258)
                                                            -------       -------
Net cash provided (used) by operating activities ........       819        (1,663)
                                                            -------       -------

Cash flows from investing activities:
   Cash purchases of equipment ..........................      (335)         (340)
   Software development costs ...........................      (365)         (564)
   Purchase of marketable securities ....................    (2,000)       (1,475)
   Maturity of marketable securities ....................     1,000         2,700
                                                            -------       -------
Net cash (used) provided by investing activities ........    (1,700)          321
                                                            -------       -------

Cash flows from financing activities:
   Purchase of treasury stock ...........................       (84)           --
                                                            -------       -------
Net cash used by financing activities ...................       (84)           --
                                                            -------       -------
Net decrease in cash and cash equivalents ...............      (965)       (1,342)
Cash and cash equivalents at beginning
   of period ............................................     2,860         1,829
                                                            -------       -------
Cash and cash equivalents at end of period ..............   $ 1,895       $   487
                                                            =======       =======

Supplemental cash flow disclosures:
   Income taxes paid ....................................   $    19       $   351
                                                            =======       =======



        The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                        ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
           (Information for September 30, 1996 and 1997 is unaudited)



Note 1 -- Basis of Presentation:
-------------------------------


      The information presented for September 30, 1996 and 1997, and for the three-month periods then ended, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 1997 and the results of its operations and its cash flows for the three-month periods ended September 30, 1996 and 1997. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1997, which were included as part of the Company's Annual Report on Form 10-K.

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

                        PROPHET 21, INC. AND SUBSIDIARIES
                        ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
           (Information for September 30, 1996 and 1997 is unaudited)



Note 2 -- Inventories (in thousands):
------------------------------------


      A summary of the major components of inventories are as follows:


                                    June 30,      September 30,
                                    --------      -------------
                                      1997            1997
                                      ----            ----

Finished goods                      $  1,043        $  1,635
Used equipment inventory                  74               6
                                    --------         -------
                                    $  1,117        $  1,641
                                    ========        ========


Note 3 -- Capitalized Software Development Costs (in thousands):
---------------------------------------------------------------


      The Company has capitalized certain software development costs in accordance with the Statement of Financial Accounting Standards Board ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts will be amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life of three years. Amortization of capitalized software development costs will be charged to cost of sales. At June 30, 1997 and September 30, 1997, the Company had capitalized $2,271 and $2,835 of software development costs, respectively, none of which had been amortized. All other research and development costs have been expensed.


Note 4 -- Stockholders' Equity:
------------------------------


      Preferred Stock
      ---------------

      The Company has an authorized class of 1,500,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board of Directors may determine.

                        PROPHET 21, INC. AND SUBSIDIARIES
                        ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
           (Information for September 30, 1996 and 1997 is unaudited)



Note 5 -- Stock Repurchase Program:
----------------------------------

      In fiscal 1997, the Company's Board of Directors approved resolutions to repurchase up to 600,000 shares of the Company's Common Stock in open market purchases. As of September 30, 1997, the Company had repurchased 442,900 shares at a cost of $2,518,000. Such shares are held in treasury.


Note 6 -- New Accounting Standard:
---------------------------------


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


General
-------

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

      The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to the computer industry; (ii) the availability of components and parts from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to protect its intellectual property; (v) potential infringement claims against the Company for its software development products; (vi) the Company's ability to obtain customer maintenance contracts at current levels; and (vii) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients.


Results of Operations
---------------------

      Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1997
      --------------------------------------------------------------------

      Revenue. Revenue increased by 12.9%, or $1,114,000, from $8,611,000 in the three months ended September 30, 1996 ("First Quarter of Fiscal 1997") to $9,725,000 in the three months ended September 30, 1997 ("First Quarter of Fiscal 1998"). System sales revenue increased by 11.3%, or $608,000, from $5,375,000 in the First Quarter of Fiscal 1997 to $5,983,000 in the First Quarter of Fiscal 1998. This increase was attributable primarily to sales of the Company's new Prophet 21 Acclaim product. Also contributing to the increase in system sales revenue was the increase in the average selling price, which resulted from the Company's focus on larger system sales. This increase was offset, in part, by a decrease in system sales revenue attributable to the sale of optional Prophet 21 XL software. Service and support revenue increased by 15.6%, or $506,000, from $3,236,000 in the First Quarter of Fiscal 1997 to $3,742,000 in the First Quarter of Fiscal 1998. This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts, and to a lesser extent, to a price increase implemented by the Company of such maintenance contracts during the second quarter of Fiscal 1997 and to an increase in services performed by the Company in connection with the general release of the new Prophet 21 Acclaim product.

      Gross profit. The Company's gross profit increased by 13.3%, or $508,000, from $3,812,000 in the First Quarter of Fiscal 1997 to $4,320,000 in the First Quarter of Fiscal 1998. Gross profit margin remained relatively constant at 44.3% of revenue in the First Quarter of Fiscal 1997 as compared to 44.4% of revenue in the First Quarter of Fiscal 1998. Gross profit from system sales increased by 10.5%, or $241,000, from $2,288,000 in the First Quarter of Fiscal 1997 to $2,529,000 in the First Quarter of Fiscal 1998. The increase in gross profit from system sales was attributable primarily to sales of the Company's new Prophet 21 Acclaim product. Gross profit margin attributable to system sales decreased slightly from 42.6% of system sales revenue in the First Quarter of Fiscal 1997 to 42.3% in the First Quarter of Fiscal 1998. The decrease in gross profit margin from system sales was attributable primarily to decreased sales volume of optional Prophet 21 software which, in general, carries higher margins. Gross profit from service and support revenue increased by 17.5%, or $267,000, from $1,524,000 in the First Quarter of Fiscal 1997 to $1,791,000 in the First Quarter of Fiscal 1998. Gross profit margin attributable to service and support revenue increased from 47.1% of service and support revenue in the First Quarter of Fiscal 1997 to 47.9% of service and support revenue in the First Quarter of Fiscal 1998. The increases in such gross profit and gross profit margin from service and support revenue were attributable primarily to an increase in the number of new users who have entered into maintenance contracts and, to a lesser extent, to a price increase implemented by the Company on such maintenance contracts during the second quarter of fiscal 1997 and to an increase in services performed by the Company in connection with the general release of the new Prophet 21 Acclaim product.

      Sales and marketing expenses. Sales and marketing expenses decreased by 3.7%, or $80,000, from $2,176,000 in the First Quarter of Fiscal 1997 to $2,096,000 in the First Quarter of Fiscal 1998, and decreased as a percentage of revenue from 25.3% to 21.6%, respectively. Such expenses decreased in absolute dollars and as a percentage of revenue due primarily to decreased marketing costs associated with the Company's XL Software products and, to a lesser extent, decreased staffing in the marketing department.

      General and administrative expenses. General and administrative expenses increased by 10.3%, or $61,000, from $593,000 in the First Quarter of Fiscal 1997 to $654,000 in the First Quarter of Fiscal 1998, but decreased slightly as a percentage of revenue at 6.9% and 6.7%, respectively. The increase in absolute dollars in general and administrative expenses was due to modest increases in compensation expenses. The slight decrease in general and administrative expenses as a percentage of revenue was due to increased sales volume.

      Research and development expenses. Research and development expenses increased by 18.0%, or $111,000, from $615,000 in the First Quarter of Fiscal 1997 to $726,000 in the First Quarter of Fiscal 1998, and increased slightly as a percentage of revenue at 7.1% and 7.5%, respectively. Research and development expenses increased in absolute dollars and as a percentage of revenue due primarily to an increase in salary expenses and staffing.

      Income taxes. The Company's effective tax rate was 40.0% and 36.0% in the First Quarter of Fiscal 1997 and 1998, respectively.

Liquidity and Capital Resources
-------------------------------

      Since its inception, the Company has funded its operations primarily from cash generated by operations and available cash. The Company's cash flow used in operations was $1,663,000 for the three months ended September 30, 1997.

      The Company's working capital was $15,837,000 and $11,251,000 at September 30, 1996 and 1997, respectively.

      The Company invested $340,000 in capital equipment and leasehold improvements in the three months ended September 30, 1997. There are no other material commitments for capital expenditures currently outstanding. The Company also invested $564,000 in software development during the three months ended September 30, 1997.

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

      In fiscal 1997, the Company's Board of Directors approved resolutions to repurchase up to 600,000 shares of the Company's Common Stock in open market purchases not to exceed a purchase price of $6.00 per share. As of September 30, 1997, the Company had repurchased 442,900 shares at a cost of $2,518,000.

      The Company believes that available funds and the cash flow expected to be generated from operations will be adequate to satisfy its current and planned operations for at least the next 24 months.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 6.     Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

            27.1  Financial Data Schedule.

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Prophet 21, Inc.


DATE: November 12, 1997                     By: /s/ Charles L. Boyle, III
                                                -------------------------
                                                Charles L. Boyle, III,
                                                President and Chief
                                                Executive Officer
                                                (Principal Executive
                                                Officer)


DATE: November 12, 1997                     By: /s/ Thomas M. Giuliani
                                                ----------------------
                                                Thomas M. Giuliani,
                                                Chief Financial Officer
                                                and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)