Form 10-Q
period 1997-12-31
PROPHET 21 INC
filed 1998-02-13
CIK 917823

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997
                           Commission File No. 0-23306


                                PROPHET 21, INC.
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


                                 (215) 493-8900
                         ------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes:     X                     No:
                                              ---                         ---

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 1997:

Class                                                           Number of Shares
-----                                                           ----------------
Common Stock, $.01 par value                                       3,561,800

                        PROPHET 21, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------
                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION........................................       1
         Item 1.           Financial Statements.......................       1

                  Consolidated Balance Sheets
                  as at June 30, 1997 and
                  December 31, 1997 (unaudited).......................       2

                  Consolidated Statements of  Income
                  for the three months and the six months ended
                  December 31, 1996 and 1997 (unaudited)..............       3

                  Consolidated Statements of Cash Flows
                  for the six months ended
                  December 31, 1996 and 1997 (unaudited)..............       4

                  Notes to Consolidated Financial Statements
                  (unaudited).........................................       5

         Item 2.           Management's Discussion and Analysis
                           of Results of Operations and Financial
                           Condition..................................       8

PART II. OTHER INFORMATION............................................      13

         Item 4.           Submission of Matters to a Vote of
                           Security Holders...........................      13

         Item 6.           Exhibits and Reports on Form 8-K...........      14

SIGNATURES............................................................      15

                          PART I. FINANCIAL INFORMATION


                          Item 1. Financial Statements


                        PROPHET 21, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                      June 30,      December 31,
                                                        1997            1997
                                                    ------------    ------------
                                                                     (Unaudited)
Assets
Current assets:
   Cash and cash equivalents ......................   $  1,829      $    176
   Marketable securities ..........................      4,082         1,832
   Accounts receivable, net of allowance for
     doubtful accounts of $218 and $426,
     respectively .................................     12,172        12,993
   Inventories ....................................      1,117         1,961
   Deferred income taxes ..........................        163           163
   Prepaid and other current assets ...............        437           314
                                                      --------      --------
          Total current assets ....................     19,800        17,439
Long-term marketable securities ...................      2,835         3,810
Equipment and improvements, net ...................      2,536         2,697
Software development costs, net ...................      2,271         3,484
Other assets ......................................        239           162
                                                      --------      --------
          Total assets.............................   $ 27,681      $ 27,592
                                                      ========      ========


Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable................................   $  3,367      $  2,278
   Accrued expenses and other liabilities .........      1,171           752
   Commissions payable ............................        479           465
   Taxes payable ..................................        620           400
   Profit sharing plan contribution payable .......        290           597
   Deferred income ................................      2,153         2,239
                                                      --------      --------
          Total current liabilities ...............      8,080         6,731
                                                      --------      --------
Commitments and contingent liabilities:
   Deferred income taxes ..........................        837           837
                                                      --------      --------
Stockholders' equity:
   Preferred stock -- $0.01 par value, 1,500,000
      shares authorized; no shares issued or
      outstanding .................................         --            --
   Common stock -- $0.01 par value, 10,000,000 shares
      authorized; 4,004,700 shares issued; 3,561,800
      shares outstanding ..........................         40            40
   Additional paid-in capital .....................      8,835         8,846
   Retained earnings ..............................     12,407        13,656
   Treasury stock at cost, 442,900 shares .........     (2,518)       (2,518)
                                                      --------      --------
          Total stockholders' equity ..............     18,764        20,024
                                                      --------      --------
          Total liabilities and stockholders' equity  $ 27,681      $ 27,592
                                                      ========      ========

   The accompanying notes are an integral part of these financial statements.



                        PROPHET 21, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                  For the Three Months     For the Six Months
                                   Ended December 31,       Ended December 31,
                                  ----------------------------------------------
                                    1996      1997            1996      1997
                                    ----      ----            ----      ----

Revenue:
   System sales ...............   $ 5,171   $ 6,428         $10,546   $12,411
   Service and support ........     3,532     3,885           6,768     7,627
                                  -------   -------         -------   -------
                                    8,703    10,313          17,314    20,038
                                  -------   -------         -------   -------
Cost of revenue:
   System sales ...............     2,914     3,646           6,001     7,100
   Service and support ........     1,767     2,008           3,479     3,959
                                  -------   -------         -------   -------
                                    4,681     5,654           9,480    11,059
                                  -------   -------         -------   -------
       Gross profit ...........     4,022     4,659           7,834     8,979
                                  -------   -------         -------   -------

Operating expenses:
   Sales and marketing ........     2,065     2,307           4,241     4,403
   General and administrative .       591       734           1,184     1,388
   Research and development ...       711       667           1,326     1,393
                                  -------   -------         -------   -------
                                    3,367     3,708           6,751     7,184
                                  -------   -------         -------   -------
       Operating income .......       655       951           1,083     1,795
Interest income ...............        93        71             182       157
                                  -------   -------         -------   -------
Income before taxes ...........       748     1,022           1,265     1,952
Provision for income taxes ....       299       368             506       703
                                  -------   -------         -------   -------

Net income ....................   $   449   $   654         $   759   $ 1,249
                                  =======   =======         =======   =======

Basic earnings per share:
Net income per share ..........   $  0.11   $  0.18         $  0.19   $  0.35
                                  =======   =======         =======   =======
Weighted average common
   shares outstanding .........     3,927     3,560           3,961     3,560
                                  =======   =======         =======   =======

Diluted earnings per share:
Net income per share ..........   $  0.11   $  0.17         $  0.19   $  0.33
                                  =======   =======         =======   =======
Weighted average common
   and common equivalent shares
   outstanding ................     3,985     3,879           3,985     3,835
                                  =======   =======         =======   =======



   The accompanying notes are an integral part of these financial statements.


                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                   Six Months Ended December 31,
                                                   -----------------------------
                                                          1996       1997

Cash flows from operating activities:
Net income ..........................................   $   759    $ 1,249
                                                        -------    -------

Adjustments  to  reconcile net  income  to  net
   cash  provided  by  operating activities:
     Depreciation and amortization ..................       539        673
     Provision for losses on accounts receivable ....        69        207
Decreases (increases) in operating assets:
     Accounts receivable ............................     1,578     (1,028)
     Inventories ....................................      (255)      (844)
     Prepaid expenses and other assets ..............       311        200
Increases (decreases) in operating liabilities:
     Accounts payable ...............................       (43)    (1,089)
     Accrued expenses ...............................       (21)      (433)
     Income taxes payable ...........................       333        (77)
     Profit sharing plan contribution payable .......       127        164
     Deferred income ................................       148         86
                                                        -------    -------
     Total adjustments ..............................     2,786     (2,141)
                                                        -------    -------
Net cash provided (used) by operating activities ....     3,545       (892)
                                                        -------    -------
Cash flows from investing activities:
     Cash purchases of equipment ....................      (589)      (784)
     Software development costs .....................      (699)    (1,213)
     Purchase of marketable securities ..............    (2,000)    (1,475)
     Maturity of marketable securities ..............     1,000      2,700
                                                        -------    -------
Net cash used by investing activities ...............    (2,288)      (772)
                                                        -------    -------

Cash flows from financing activities:
     Stock options exercised ........................        --         11
     Purchase of treasury stock .....................      (837)        --
                                                        -------    -------
Net cash (used) provided by financing activities ....      (837)        11
                                                        -------    -------
Net increase (decrease) in cash and cash equivalents.       420     (1,653)
Cash and cash equivalents at beginning of period ....     2,860      1,829
                                                        -------    -------
Cash and cash equivalents at end of period ..........   $ 3,280    $   176
                                                        =======    =======
Supplemental cash flow disclosures:
     Income taxes paid ..............................   $    40    $   756
                                                        =======    =======

   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Information for December 31, 1996 and 1997 is unaudited)


Note 1 -- Basis of Presentation:

         The information presented for December 31, 1996 and 1997, and for the three-month and the six-month periods then ended, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of December 31, 1997 and the results of its operations and its cash flows for the three-month and the six-month periods ended December 31, 1996 and 1997. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1997, which were included as part of the Company's Annual Report on Form 10-K.

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances have been eliminated.

         Results for the interim period are not necessarily indicative of results that may be expected for the entire year.


Note 2 -- Inventories (in thousands):

         A summary of the major components of inventories are as follows:


                                                  June 30,          December 31,
                                                 ---------          ------------
                                                    1997                1997
                                                    ----                ----

Finished goods........................           $   1,043          $    1,955
Used equipment inventory..............                  74                   6
                                                 ---------           ---------
                                                 $   1,117           $   1,961
                                                 =========           =========

                        PROPHET 21, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Information for December 31, 1996 and 1997 is unaudited)

Note 3 -- Capitalized Software Development Costs (in thousands):

         The Company has capitalized certain software development costs in accordance with the Statement of Financial Accounting Standards Board ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts will be amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life of three years. Amortization of capitalized software development will be charged to cost of sales. At June 30, 1997 and December 31, 1997, the Company had capitalized $2,271 and $3,484 of software development costs, respectively, none of which had been amortized. All other research and development costs have been expensed.

Note 4 -- Stockholders' Equity:

         Preferred Stock

         The Company has an authorized class of 1,500,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine.

Note 5 -- Stock Repurchase Program:

         In fiscal 1997, the Company's Board approved resolutions to repurchase up to 600,000 shares of its Common Stock in open market purchases. As of December 31, 1997, the Company had repurchased an additional 442,900 shares at a cost of $2,518,000. Such shares are held in treasury.

Note 6 -- New Accounting Standards:

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share" ("SFAS 128") which has replaced the former rules for earnings per share computations, presentation and disclosure. Under the new standard, basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. SFAS 128 requires a dual presentation of basic and diluted earnings per share on the face of the income statement.

         The Company has adopted SFAS 128 during fiscal year 1998 and, as required by the standard, has restated all prior period earnings per share data. The Company's new earnings per share amounts as calculated under SFAS 128 are not materially different from those computed under the former accounting standard.

         Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which was issued in June 1997, is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. The Company believes that it does not have a significant amount of comprehensive income
(loss), as defined, if any. Accordingly, the Company believes that this statement will not have a material effect on its future financial statement presentations.

         In June 1997, Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") was also issued. This pronouncement is effective for fiscal years beginning after December 15, 1997 and requires disclosures about operating segments and enterprise-wide disclosures about products and services, geographic areas and major customers. Effective July 1, 1998, the Company will comply with the requirements of SFAS 131 and make the necessary disclosures.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

General

         The Company was founded in 1967 to provide custom programming services and, in 1974, it began to design, develop, market and support automated business management systems for distributors, wholesalers and dealers. The Company's revenue is derived primarily from the sale of Prophet 21 Acclaim Systems, maintenance contracts which provide for software support and equipment maintenance, the sale of optional software products and services provided by the Company's Educational Services division which began operations in fiscal 1998. Each Prophet 21 Acclaim System includes the Prophet 21 Acclaim Software, an IBM RISC System/6000 computer, various optional third party software products and hardware components, training, support and installation. The Company's Educational Services division develops a variety of educational tools and programs to train customers in the Prophet 21 Systems. Such programs include fully-interactive computer-based training, video training and nationwide instructor-based training seminars. The Company's cost of revenue consists principally of the costs of hardware components, customer support, installation and training and, to a lesser extent, third party software.

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

         In the Second Quarter of Fiscal 1998 (as defined below), the Company introduced its new product, Servent, a fully-integrated Microsoft Windows NT-based client/server software suite. Servent is targeted for medium-sized companies looking to leverage the Windows NT client/server environment and integrate their financial statements with order entry, inventory management and purchasing. The Servent product is suitable for general business and distribution companies and should enable the Company to expand its market outside the distribution marketplace.

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

Results of Operations

         Three Months Ended December 31, 1996 and 1997

         Revenue. Revenue increased by 18.5%, or $1,610,000, from $8,703,000 in the three months ended December 31, 1996 ("Second Quarter of Fiscal 1997") to $10,313,000 in the three months ended December 31, 1997 ("Second Quarter of Fiscal 1998"). System sales revenue increased by 24.3%, or $1,257,000, from $5,171,000 in the Second Quarter of Fiscal 1997 to $6,428,000 in the Second Quarter of Fiscal 1998. This increase was attributable primarily to sales of the Company's new Prophet 21 Acclaim product. Also contributing to the increase in system sales revenue was the increase in the sale of optional Prophet 21 software. Service and support revenue increased by 10.0%, or $353,000, from $3,532,000 in the Second Quarter of Fiscal 1997 to $3,885,000 in the Second Quarter of Fiscal 1998. This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts, and to a lesser extent, to a price increase implemented by the Company of such maintenance contracts during the Second Quarter of Fiscal 1997 and to an increase in services performed by the Company in connection with its new Educational Services division.

     Gross profit. The Company's gross profit increased by 15.8%, or $637,000, from $4,022,000 in the Second Quarter of Fiscal 1997 to $4,659,000 in the Second Quarter of Fiscal 1998. Gross profit margin decreased from 46.2% of revenue in the Second Quarter of Fiscal 1997 to 45.2% of revenue in the Second Quarter of Fiscal 1998. Gross profit from system sales increased by 23.3%, or $525,000, from $2,257,000 in the Second Quarter of Fiscal 1997 to $2,782,000 in the Second Quarter of Fiscal 1998. Gross profit margin attributable to system sales decreased from 43.6% of system sales revenue in the Second Quarter of Fiscal 1997 to 43.3% in the Second Quarter of Fiscal 1998. The increase in such gross profit was attributable primarily to sales of the Company's new Prophet 21 Acclaim product. The decrease in such gross profit margin was attributable primarily to a decrease in the average selling price of systems sold. Gross profit from service and support revenue increased by 6.3%, or $112,000, from $1,765,000 in the Second Quarter of Fiscal 1997 to $1,877,000 in the Second Quarter of Fiscal 1998. Gross profit margin attributable to service and support revenue decreased from 50.0% of service and support revenue in the Second
Quarter of Fiscal 1997 to 48.3% in the Second Quarter of Fiscal 1998. The increase in such gross profit was attributable primarily to an increase in the number of new users who have entered into maintenance contracts. The decrease in such gross profit margin was attributable primarily to an increased investment in the Company's Educational Services division.

         Sales and marketing expenses. Sales and marketing expenses increased by 11.7%, or $242,000, from $2,065,000 in the Second Quarter of Fiscal 1997 to $2,307,000 in the Second Quarter of Fiscal 1998, but decreased as a percentage of revenue from 23.7% to 22.4%, respectively. Such expenses increased in absolute dollars due primarily to increased compensation expenses associated with the Company's increased sales. Sales and marketing expenses decreased as a percentage of revenue as a result of increased sales volume.

         General and administrative expenses. General and administrative expenses increased by 24.2%, or $143,000, from $591,000 in the Second Quarter of Fiscal 1997 to $734,000 in the Second Quarter of Fiscal 1998, and increased as a percentage of revenue from 6.8% to 7.1%, respectively. General and administrative expenses increased in absolute dollars and as a percentage of revenue due primarily to increases in fees paid to the Company's outside professionals and compensation expenses.

         Research and development expenses. Research and development expenses decreased by 6.2%, or $44,000, from $711,000 in the Second Quarter of Fiscal 1997 to $667,000 in the Second Quarter of Fiscal 1998, and decreased as a percentage of revenue from 8.2% to 6.5%, respectively. Research and development expenses decreased in absolute dollars and as a percentage of revenue due primarily to a decrease in purchases of outside services related to the release of the new Prophet 21 Acclaim product.

         Income taxes. The Company's effective tax rate was 40.0% and 36.0% in the Second Quarter of Fiscal 1997 and the Second Quarter of Fiscal 1998, respectively.

         Six Months Ended December 31, 1996 and 1997

         Revenue. Revenue increased by 15.7%, or $2,724,000, from $17,314,000 in the first six months of fiscal 1997 to $20,038,000 in the first six months of fiscal 1998. System sales revenue increased by 17.7%, or $1,865,000, from $10,546,000 in the first six months of fiscal 1997 to $12,411,000 in the first six months of fiscal 1998. This increase was attributable primarily to sales of the Company's new Prophet 21 Acclaim product. Also contributing to the increase in system sales revenue was the increase in the sale of optional Prophet 21 software. Service and support revenue increased by 12.7%, or $859,000, from $6,768,000 in the first six months of fiscal 1997 to $7,627,000 in the first six months of fiscal 1998. This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts, and to a lesser extent, to a price increase implemented by the Company during the Second Quarter of Fiscal 1997 and to an increase in services performed by the Company in connection with its new Educational Services division.

     Gross profit. The Company's gross profit increased by 14.6%, or $1,145,000, from $7,834,000 in the first six months of fiscal 1997 to $8,979,000 in the first six months of fiscal 1998. Gross profit margin decreased from 45.2% of revenue in the first six months of fiscal 1997 to 44.8% of revenue in the first six months of fiscal 1998. Gross profit from system sales increased by 16.9%, or $766,000, from $4,545,000 in the first six months of fiscal 1997 to $5,311,000 in the first six months of fiscal 1998. Gross profit margin attributable to system sales decreased from 43.1% of system sales revenue in the first six months of fiscal 1997 to 42.8% in the first six months of fiscal 1998. The increase in such gross profit was attributable primarily to the sales of the Company's new Prophet 21 Acclaim product. The decrease in such gross profit margin was attributable primarily to a decrease in the average selling price of systems sold. Gross profit from service and support revenue increased by 11.5%, or $379,000, from $3,289,000 in the first six months of fiscal 1997 to $3,668,000 in the first six months of fiscal 1998. Gross profit margin attributable to service and support revenue decreased from 48.6% of service and support revenue in the first six months of fiscal 1997 to 48.1% in the first six months of fiscal 1998. The increase in such gross profit was attributable primarily to an increase in the number of new users who have entered into maintenance contracts. The decrease in such gross profit margin was attributable primarily to an increased investment in the Company's Educational Services division.

         Sales and marketing expenses. Sales and marketing expenses increased by 3.8%, or $162,000, from $4,241,000 in the first six months of fiscal 1997 to $4,403,000 in the first six months of fiscal 1998, but decreased as a percentage of revenue from 24.5% to 22.0%, respectively. Such expenses increased in absolute dollars due primarily to increased compensation expenses associated with the Company's increased sales. Sales and marketing expenses decreased as a percentage of revenue as a result of increased sales volume.

         General and administrative expenses. General and administrative expenses increased by 17.2%, or $204,000, from $1,184,000 in the first six months of fiscal 1997 to $1,388,000 in the first six months of fiscal 1998, and increased slightly as a percentage of revenue from 6.8% to

6.9%, respectively. General and administrative expenses increased in absolute dollars and as a percentage of revenue due primarily to increases in fees paid to the Company's outside professionals and compensation expenses.

         Research and development expenses. Research and development expenses increased by 5.1%, or $67,000, from $1,326,000 in the first six months of fiscal 1997 to $1,393,000 in the first six months of fiscal 1998, but decreased as a percentage of revenue from 7.7% to 7.0%, respectively. Research and development expenses increased in absolute dollars due primarily to an increase in salary expenses and staffing. Research and development expenses decreased as a percentage of revenue as a result of increased sales volume.

         Income taxes. The Company's effective tax rate was 40.0% and 36.0% in the first six months of fiscal 1997 and 1998, respectively.

Liquidity and Capital Resources

         Since its inception, the Company has funded its operations primarily from cash generated by operations and available cash. The Company's cash flow used in operations was $892,000 for the six months ended December 31, 1997.

         The  Company's   working capital was  $15,252,000  and  $10,708,000  at
December 31, 1996 and 1997, respectively.

         The Company invested $784,000 in capital equipment and leasehold improvements in the six months ended December 31, 1997. There are no other material commitments for capital expenditures currently outstanding. The Company also invested $1,213,000 in software development during the six months ended December 31, 1997.

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

         In fiscal 1997, the Company's Board of Directors approved resolutions to repurchase up to 600,000 shares of its Common Stock in open market purchases not to exceed a purchase price of $6.00 per share. As of December 31, 1997, the Company had repurchased 442,900 shares at a cost of $2,518,000. Such shares are held in treasury.

         The Company believes that available funds and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations for at least the next 24 months.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Stockholders of the Company was held on October 23, 1997.

         There were 3,378,757 shares present at the meeting in person or by proxy. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

Nominee                                    For                         Withheld
-------                                    ---                         --------

John E. Meggitt, Ph.D.                 3,378,057                          700
Charles L. Boyle, III                  3,378,057                          700
Dorothy M. Meggitt                     3,378,057                          700
Louis J. Cissone                       3,378,057                          700
Mark A. Timmerman                      3,378,057                          700

         A vote was taken on the proposal to amend the Company's 1993 Stock Plan to increase the number of shares of Common Stock reserved for issuance upon the exercise of options granted under such plan from 600,000 to 1,000,000. Of the 3,378,757 shares present at the meeting in person or by proxy, 2,736,146 shares were voted in favor of such proposal, 166,634 shares were voted against such proposal, and 28,037 shares abstained from voting.

         A vote was taken on the proposal to adopt the 1997 Employee Stock Purchase Plan. Of the 3,378,757 shares present at the meeting in person or by proxy, 2,883,480 shares were voted in favor of such proposal, 13,750 shares were voted against such proposal, and 35,237 shares abstained from voting.

         Finally, a vote was taken on the proposal to ratify the appointment of Coopers & Lybrand L.L.P. as the independent auditors of the Company for the fiscal year ending June 30, 1998. Of the 3,378,757 shares present at the meeting in person or by proxy, 3,374,720 shares were voted in favor of such proposal, 1,500 shares were voted against such proposal, and 2,537 shares abstained from voting.

Item 6. Exhibits and Reports on Form 8-K.

        (a)       Exhibits.

                  Exhibit No.                 Description of Exhibit
                  -----------                 ----------------------

                    4.1*                      1997 Employee Stock Purchase Plan.

                   27.1                       Financial Data Schedule.

        (b)       Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.





------------------------------
* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6(a) of Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                Prophet 21, Inc.




DATE:  February 13, 1998                        By:/s/ Charles L. Boyle, III
                                                   -------------------------
                                                   Charles L. Boyle, III,
                                                   President and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)


DATE:  February 13, 1998                         By:/s/ Thomas M. Giuliani
                                                    ----------------------
                                                    Thomas M. Giuliani,
                                                    Chief Financial Officer and
                                                    Treasurer
                                                    (Principal Financial and
                                                     Accounting Officer)