Form 10-Q
period 1998-03-31
PROPHET 21 INC
filed 1998-05-15
CIK 917823

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998
                           Commission File No. 0-23306


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

                                      Yes:     X                     No:
                                              ---                         ---

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 1998:

Class                                                           Number of Shares
-----                                                           ----------------
Common Stock, $.01 par value                                       3,696,592

                        PROPHET 21, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------
                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION........................................       1
         Item 1.           Financial Statements.......................       1

                  Consolidated Balance Sheets
                  as at June 30, 1997 and
                  March 31, 1998 (unaudited)..........................       2

                  Consolidated Statements of  Income
                  for the three months and the six months ended
                  March 31, 1997 and 1998  (unaudited)................       3

                  Consolidated Statements of Cash Flows
                  for the nine months ended
                  March 31, 1997 and 1998 (unaudited).................       4

                  Notes to Consolidated Financial Statements
                  (unaudited).........................................       5

         Item 2.           Management's Discussion and Analysis
                           of Results of Operations and Financial
                           Condition..................................       8

PART II. OTHER INFORMATION............................................      13

         Item 6.           Exhibits and Reports on Form 8-K...........      13

SIGNATURES............................................................      14

                          PART I. FINANCIAL INFORMATION


                          Item 1. Financial Statements


                        PROPHET 21, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                      June 30,        March 31,
                                                        1997            1998
                                                    ------------    ------------
                                                                     (Unaudited)
Assets
Current assets:
   Cash and cash equivalents ......................   $  1,829      $  2,869
   Marketable securities ..........................      4,082         1,143
   Accounts receivable, net of allowance for
     doubtful accounts of $218 and $429,
     respectively .................................     12,172        14,931
   Inventories ....................................      1,117         1,727
   Deferred income taxes ..........................        163           163
   Prepaid and other current assets ...............        437           510
                                                      --------      --------
          Total current assets ....................     19,800        21,343
Long-term marketable securities ...................      2,835         3,250
Equipment and improvements, net ...................      2,536         2,768
Software development costs, net ...................      2,271         3,730
Other assets ......................................        239           138
                                                      --------      --------
          Total assets.............................   $ 27,681      $ 31,229
                                                      ========      ========


Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable................................   $  3,367      $  3,158
   Accrued expenses and other liabilities .........      1,171         1,399
   Commissions payable ............................        479           572
   Taxes payable ..................................        620           876
   Profit sharing plan contribution payable .......        290           285
   Deferred income ................................      2,153         2,400
                                                      --------      --------
          Total current liabilities ...............      8,080         8,690
                                                      --------      --------
Commitments and contingent liabilities:
   Deferred income taxes ..........................        837           837
                                                      --------      --------
Stockholders' equity:
   Preferred stock -- $0.01 par value, 1,500,000
      shares authorized; no shares issued or
      outstanding .................................         --            --
   Common stock -- $0.01 par value, 10,000,000
      shares authorized; 4,002,500 and 4,122,500
      shares issued, respectively; 3,559,600 and
      3,679,600 shares outstanding, respectively...         40            41
   Additional paid-in capital .....................      8,835         9,665
   Retained earnings ..............................     12,407        14,514
   Treasury stock at cost, 442,900 shares .........     (2,518)       (2,518)
                                                      --------      --------
          Total stockholders' equity ..............     18,764        21,702
                                                      --------      --------
          Total liabilities and stockholders' equity  $ 27,681      $ 31,229
                                                      ========      ========

   The accompanying notes are an integral part of these financial statements.



                        PROPHET 21, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                  For the Three Months     For the Nine Months
                                   Ended March 31,            Ended March 31,
                                  ----------------------------------------------
                                    1997      1998            1997      1998
                                    ----      ----            ----      ----

Revenue:
   System sales ...............   $ 5,213   $ 7,415         $15,758   $19,826
   Service and support ........     3,427     4,292          10,195    11,919
                                  -------   -------         -------   -------
                                    8,640    11,707          25,953    31,745
                                  -------   -------         -------   -------
Cost of revenue:
   System sales ...............     3,065     3,739           9,065    10,839
   Service and support ........     1,766     2,427           5,246     6,386
                                  -------   -------         -------   -------
                                    4,831     6,166          14,311    17,225
                                  -------   -------         -------   -------
       Gross profit ...........     3,809     5,541          11,642    14,520
                                  -------   -------         -------   -------

Operating expenses:
   Sales and marketing ........     1,859     2,717           6,100     7,120
   General and administrative .       555       699           1,739     2,087
   Research and development ...       595       864           1,921     2,257
                                  -------   -------         -------   -------
                                    3,009     4,280           9,760    11,464
                                  -------   -------         -------   -------
       Operating income .......       800     1,261           1,882     3,056
Interest income ...............        92        78             275       236
                                  -------   -------         -------   -------
Income before taxes ...........       892     1,339           2,157     3,292
Provision for income taxes ....       357       482             863     1,185
                                  -------   -------         -------   -------

Net income ....................   $   535   $   857         $ 1,294   $ 2,107
                                  =======   =======         =======   =======

Basic earnings per share:
Net income per share ..........   $  0.14   $  0.24         $  0.33   $  0.59
                                  =======   =======         =======   =======
Weighted average common
   shares outstanding .........     3,771     3,594           3,894     3,571
                                  =======   =======         =======   =======

Diluted earnings per share:
Net income per share ..........   $  0.14   $  0.22         $  0.33   $  0.55
                                  =======   =======         =======   =======
Weighted average common
   and common equivalent shares
   outstanding ................     3,821     3,969           3,922     3,884
                                  =======   =======         =======   =======




   The accompanying notes are an integral part of these financial statements.


                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                   Nine Months Ended March 31,
                                                   -----------------------------
                                                          1997       1998
                                                          ----       ----

Cash flows from operating activities:
Net income ..........................................   $ 1,294    $ 2,107
                                                        -------    -------

Adjustments  to  reconcile net  income  to  net
   cash provided by (used by) operating activities:
     Depreciation and amortization ..................       727      1,095
     Gain on sale of equipment ......................       (13)        (3)
     Provision for losses on accounts receivable ....       134        210
Decreases (increases) in operating assets:
     Accounts receivable ............................     1,599     (2,969)
     Inventories ....................................       214       (610)
     Prepaid expenses and other assets ..............       151         28
Increases (decreases) in operating liabilities:
     Accounts payable ...............................      (620)      (209)
     Accrued expenses ...............................      (413)       440
     Income taxes payable ...........................       668        137
     Profit sharing plan contribution payable .......       (34)        (5)
     Deferred income ................................       126        247
                                                        -------    -------
     Total adjustments ..............................     2,539     (1,639)
                                                        -------    -------
Net cash provided by operating activities ...........     3,833        468
                                                        -------    -------
Cash flows from (used by) investing activities:
     Cash purchases of equipment ....................      (881)    (1,188)
     Software development costs .....................    (1,162)    (1,566)
     Purchase of marketable securities ..............    (4,000)    (2,975)
     Maturity of marketable securities ..............     2,500      5,470
                                                        -------    -------
Net cash used by investing activities ...............    (3,543)      (259)
                                                        -------    -------

Cash flows from financing activities:
     Stock options exercised ........................        --        831
     Purchase of treasury stock .....................    (2,069)        --
                                                        -------    -------
Net cash (used by)provided by financing activities ..    (2,069)       831
                                                        -------    -------
Net (decrease) increase in cash and cash equivalents.    (1,779)     1,040
Cash and cash equivalents at beginning of period ....     2,860      1,829
                                                        -------    -------
Cash and cash equivalents at end of period ..........   $ 1,081    $ 2,869
                                                        =======    =======
Supplemental cash flow disclosures:
     Income taxes paid ..............................   $    84    $ 1,046
                                                        =======    =======

   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   -------------------------------------------
             (Information for March 31, 1997 and 1998 is unaudited)

Note 1 -- Basis of Presentation:
-------------------------------

         The information presented for March 31, 1997 and 1998, and for the three-month and the nine-month periods then ended, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 1998 and the results of its operations and its cash flows for the three-month and the nine-month periods ended March 31, 1997 and 1998. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1997 which were included as part of the Company's Annual Report on Form 10-K.

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances have been eliminated.

         Results for the interim period are not necessarily indicative of results that may be expected for the entire year.


Note 2 -- Inventories (in thousands):
------------------------------------

         A summary of the major components of inventories are as follows:


                                                  June 30,             March 31,
                                                 ---------          ------------
                                                    1997                1998
                                                    ----                ----

Finished goods........................           $   1,043          $    1,721
Used equipment inventory..............                  74                   6
                                                 ---------           ---------
                                                 $   1,117           $   1,727
                                                 =========           =========

                        PROPHET 21, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   -------------------------------------------
             (Information for March 31, 1997 and 1998 is unaudited)
                                   (Continued)


Note 3 -- Capitalized Software Development Costs (in thousands):
---------------------------------------------------------------

         The Company has capitalized certain software development costs in accordance with the Statement of Financial Accounting Standards Board ("SFAS") No. 86. Such costs are capitalized only after technological feasibility has been demonstrated. Beginning when the products are offered for sale, the software development costs are amortized to cost of revenue on a straight-line basis over the lesser of three years or the estimated economic lives of the products.

         The unamortized portion of capitalized software development costs amounted to $2,271 and $3,837 at June 30, 1997 and March 31, 1998, respectively. Amortization of capitalized software development costs amounted to $0 and $107 in the year ended June 30, 1997, and the nine months ended March 31, 1998, respectively. All other research and development costs have been expensed.


Note 4 -- Stockholders' Equity:
------------------------------

         Preferred Stock:

         The Company has an authorized class of 1,500,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine.

Note 5 -- Stock Repurchase Program:
----------------------------------

         In fiscal 1997, the Company's Board approved resolutions to repurchase up to 600,000 shares of its Common Stock in open market purchases. As of March 31, 1998, the Company repurchased an aggregate of 442,900 shares at a cost of $2,518,000. All of such repurchases occurred during fiscal 1997. Such shares are held in treasury.

Note 6 -- New Accounting Standards:
----------------------------------

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

         The following table sets forth the computation of basic and dilutive earnings per share:


                                                                Three Months Ended,                  Nine Months Ended,
                                                        ---------------------------------     -----------------------------
                                                                     March 31,                            March 31,
                                                              1997              1998                1997             1998
                                                              ----              ----                ----             ----

Net Income .......................................      $     535,000      $     857,000      $   1,294,000      $2,107,000
Weighted average common shares outstanding........          3,771,000          3,594,000          3,894,000       3,571,000
Basic earnings common share.......................      $        0.14      $       0.24       $        0.33      $     0.59
Effect of dilutive securities:
   Stock Options .................................             50,000            375,000             28,000         313,000(1)

Weighted average common and common equivalent
     shares outstanding ..........................          3,821,000          3,969,000          3,922,000       3,884,000
Diluted earnings per share .......................      $        0.14      $        0.22      $        0.33      $     0.55

         (1) Options to purchase 25,000 shares of Common Stock with a weighted average exercise price of $13.25 per share were outstanding during the first nine months of fiscal 1998, but were not included in the computation of diluted earnings per share because the exercise price of such options was greater than the average market price of the Common Stock.

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

         In the second quarter of fiscal 1998, the Company introduced its newest product, Servent, a fully-integrated Microsoft Windows NT-based client/server software suite. Servent is targeted for medium-sized companies looking to leverage the Windows NT client/server environment and integrate their financial statements with order entry, inventory management and purchasing. The Servent product is suitable for general business and distribution companies and should enable the Company to expand its market within the general distribution marketplace. The general release of Servent began in the third quarter of fiscal 1998.

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

Results of Operations
---------------------

         Three Months Ended March 31, 1997 and 1998
         ------------------------------------------
         Revenue. Revenue increased by 35.5%, or $3,067,000, from $8,640,000 in the three months ended March 31, 1997 ("Third Quarter of Fiscal 1997") to $11,707,000 in the three months ended March 31, 1998 ("Third Quarter of Fiscal 1998"). System sales revenue increased by 42.2%, or $2,202,000, from $5,213,000 in the Third Quarter of Fiscal 1997 to $7,415,000 in the Third Quarter of Fiscal 1998. This increase was attributable primarily to the increase in sales of the Company's Prophet 21 Acclaim product and to sales of the Company's new Servent product, which began in the Third Quarter of Fiscal 1998. Also contributing to the increase in system sales revenue was the increase in the sale of optional Prophet 21 software. Service and support revenue increased by 25.2%, or $865,000, from $3,427,000 in the Third Quarter of Fiscal 1997 to $4,292,000 in the Third Quarter of Fiscal 1998. This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts, an increase in services performed by the Company in connection with its new Educational Services division and to services related to the Company's new Servent product.

         Gross profit. The Company's gross profit increased by 45.5%, or $1,732,000, from $3,809,000 in the Third Quarter of Fiscal 1997 to $5,541,000 in
the Third Quarter of Fiscal 1998.

Gross profit margin increased from 44.1% of revenue in the Third Quarter of Fiscal 1997 to 47.3% of revenue in the Third Quarter of Fiscal 1998. Gross profit from system sales increased by 71.1%, or $1,528,000, from $2,148,000 in the Third Quarter of Fiscal 1997 to $3,676,000 in the Third Quarter of Fiscal 1998. Gross profit margin attributable to system sales increased from 41.2% of system sales revenue in the Third Quarter of Fiscal 1997 to 49.6% in the Third Quarter of Fiscal 1998. The increases in such gross profit and gross profit margin were attributable primarily to the sales of the Company's new Servent product. Gross profit from service and support revenue increased by 12.3%, or $204,000, from $1,661,000 in the Third Quarter of Fiscal 1997 to $1,865,000 in the Third Quarter of Fiscal 1998. Gross profit margin attributable to service and support revenue decreased from 48.5% of service and support revenue in the Third Quarter of Fiscal 1997 to 43.5% of service and support revenue in the Third Quarter of Fiscal 1998. The increase in such gross profit was attributable primarily to an increase in the number of new users who have entered into maintenance contracts. The decrease in such gross profit margin was attributable primarily to an increase in salary and staffing expenses associated with the Company's Servent support division.

         Sales and marketing expenses. Sales and marketing expenses increased by 46.2%, or $858,000, from $1,859,000 in the Third Quarter of Fiscal 1997 to $2,717,000 in the Third Quarter of Fiscal 1998, and increased as a percentage of revenue from 21.5% to 23.2%, respectively. Such expenses increased in absolute dollars and as a percentage of revenue due primarily to increased commission expenses associated with the Company's increased sales and increased costs associated with the Company's annual User's Conference, held in the Third Quarter of Fiscal 1998.

         General and administrative expenses. General and administrative expenses increased by 25.9%, or $144,000, from $555,000 in the Third Quarter of Fiscal 1997 to $699,000 in the Third Quarter of Fiscal 1998, but decreased as a percentage of revenue from 6.4% to 6.0%, respectively. General and administrative expenses increased in absolute dollars due primarily to increases in compensation expenses, but decreased as a percentage of revenue as a result of increased sales volume.

         Research and development expenses. Research and development expenses increased by 45.2%, or $269,000, from $595,000 in the Third Quarter of Fiscal 1997 to $864,000 in the Third Quarter of Fiscal 1998, and increased as a percentage of revenue from 6.9% to 7.4%, respectively. Research and development expenses increased in absolute dollars and as a percentage of revenue due primarily to an increase in salary expenses and staffing. The Company also capitalized $352,000 in software development expenditures during the Third Quarter of Fiscal 1998.

         Income taxes. The Company's effective tax rate was 40% and 36% in the Third Quarter of Fiscal 1997 and 1998, respectively.

         Nine Months Ended March 31, 1997 and 1998
         -----------------------------------------
         Revenue. Revenue increased by 22.3%, or $5,792,000, from $25,953,000 in the first nine months of fiscal 1997 to $31,745,000 in the first nine months of fiscal 1998. System sales revenue increased by 25.8%, or $4,068,000, from $15,758,000 in the first nine months of fiscal 1997 to $19,826,000 in the first nine months of fiscal 1998. This increase was attributable primarily to sales of the Company's Prophet 21 Acclaim. Also contributing to the increase in system sales revenue was the increase in the sale of optional Prophet 21 software and, to a lesser extent, sales of the Company's new Servent product, which began in the Third Quarter of Fiscal 1998. Service and support revenue increased by 16.9%, or $1,724,000, from $10,195,000 in the first nine months of fiscal 1997 to $11,919,000 in the first nine months of fiscal 1998. This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts, an increase in services performed by the Company in connection with its new Educational Services division and, to a lesser extent, sales of services related to the Company's new Servent product.

         Gross profit. The Company's gross profit increased by 24.7%, or $2,878,000, from $11,642,000 in the first nine months of fiscal 1997 to $14,520,000 in the first nine months of fiscal 1998. Gross profit margin increased from 44.9% of revenue in the first nine months of fiscal 1997 to 45.7% of revenue in the first nine months of fiscal 1998. Gross profit from system sales increased by 34.3%, or $2,294,000, from $6,693,000 in the first nine months of fiscal 1997 to $8,987,000 in the first nine months of fiscal 1998. Gross profit margin attributable to system sales increased from 42.5% of system sales revenue in the first nine months of fiscal 1997 to 45.3% in the first nine months of fiscal 1998. The increases in such gross profit and gross profit margin were attributable primarily to the increased sales of the Company's
Prophet 21 Acclaim product and to the sales of the Company's new Servent product. Gross profit from service and support revenue increased by 11.8%, or $584,000, from $4,949,000 in the first nine months of fiscal 1997 to $5,533,000 in the first nine months of fiscal 1998. Gross profit margin attributable to service and support revenue decreased from 48.5% of service and support revenue in the first nine months of fiscal 1997 to 46.4% in the first nine months of fiscal 1998. The increase in such gross profit was attributable primarily to an increase in the number of new users who have entered into maintenance contracts. The decrease in such gross profit margin was attributable primarily to an increase in salary and staffing expenses associated with the Company's Educational Services division and Servent support division.

         Sales and marketing expenses. Sales and marketing expenses increased by 16.7%, or $1,020,000, from $6,100,000 in the first nine months of fiscal 1997 to $7,120,000 in the first nine months of fiscal 1998, but decreased as a percentage of revenue from 23.5% to 22.4%, respectively. Such expenses increased in absolute dollars due primarily to increased commission expenses associated with the Company's increased sales, and to a lesser extent, increased costs associated with the Company's annual User's Conference, held in the Third Quarter of Fiscal 1998. Sales and marketing expenses decreased as a percentage of revenue as a result of increased sales volume.

         General and administrative expenses. General and administrative expenses increased by 20.0%, or $348,000, from $1,739,000 in the first nine months of fiscal 1997 to $2,087,000 in the first nine months of fiscal 1998, but remained constant as a percentage of revenue at 6.6%. General and administrative expenses increased in absolute dollars due primarily to increases in fees paid to the Company's outside professionals and compensation expenses.

         Research and development expenses. Research and development expenses increased by 17.5%, or $336,000, from $1,921,000 in the first nine months of fiscal 1997 to $2,257,000 in the first nine months of fiscal 1998, but decreased as a percentage of revenue from 7.4% to 7.1%, respectively. Research and development expenses increased in absolute dollars due primarily to an increase in salary expenses and staffing. Research and development expenses decreased as a percentage of revenue as a result of increased sales volume. The Company also capitalized $1,565,000 in software development expenditures during the first nine months of fiscal 1997.

         Income taxes. The Company's effective tax rate was 40% and 36% in the first nine months of fiscal 1997 and 1998, respectively.

Liquidity and Capital Resources
-------------------------------
         Since its inception, the Company has funded its operations primarily from cash generated by operations and available cash. The Company's cash flow provided by operations was $468,000 for the nine months ended March 31, 1998.

         The  Company's  working  capital   was  approximately  $14,087,000  and
$12,653,000 at March 31, 1997 and 1998, respectively.

         The Company invested $1,188,000 in capital equipment and leasehold improvements in the nine months ended March 31, 1998. There are no other material commitments for capital expenditures currently outstanding. The Company also invested $1,566,000 in software development during the nine months ended March 31, 1998.

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

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------
        (a)       Exhibits.

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




                                                Prophet 21, Inc.




DATE:  May 15, 1998                         By:    /s/ Charles L. Boyle, III
                                                   -------------------------
                                                   Charles L. Boyle, III,
                                                   President and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)


DATE:  May 15, 1998                          By:    /s/ Thomas M. Giuliani
                                                    ----------------------
                                                    Thomas M. Giuliani,
                                                    Chief Financial Officer and
                                                    Treasurer
                                                    (Principal Financial and
                                                     Accounting Officer)