Form 10-K
period 1998-06-30
PROPHET 21 INC
filed 1998-09-24
CIK 917823

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               ------------------

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998
                         Commission file number 0-23306

                                PROPHET 21, INC.
                --------------------------------------------------
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


                                 (215) 493-8900
                          ---------------------------
                            (Registrant's Telephone
                          Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:


                                                         Name of each exchange
Title of each class                                       on which registered
-------------------                                     ------------------------


----------------------                                  ------------------------


----------------------                                  ------------------------

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


                    Yes:      X                  No:
                          --------                    --------



     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $19,601,405 at August 14, 1998 based on the last sales price on that date.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of August 14, 1998:


Class                                                       Number of Shares
-----                                                       ----------------


Common Stock, $.01 par value                                   3,718,842


     The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                              TABLE OF CONTENTS
                              -----------------

                  Item                                                  Page
                  ----                                                  ----

PART I      1.    Business................................................4

            2.    Properties.............................................11

            3.    Legal Proceedings......................................12

            4.    Submission of Matters to a Vote of Security Holders....12


PART II     5.    Market for the Company's Common Equity
                  and Related Stockholder Matters........................13

            6.    Selected Financial Data................................14

            7.    Management's    Discussion   and   Analysis   of
                  Financial Condition and Results of Operations .........15

            8.    Financial Statements and Supplementary Data............22

            9.    Changes in and  Disagreements  with  Accountants
                  on Accounting and Financial Disclosure.................22


PART III    10.   Directors and Executive Officers of the Company........23

            11.   Executive Compensation.................................23

            12.   Security  Ownership of Certain Beneficial Owners
                  and Management.........................................23

            13.   Certain Relationships and Related Transactions.........23

PART IV     14.   Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K................................24

SIGNATURES...............................................................25

EXHIBIT INDEX............................................................27

FINANCIAL DATA AND SCHEDULES............................................F-1

                                    PART I



ITEM 1.     BUSINESS.


GENERAL

     Prophet 21, Inc. ("Prophet 21" or the "Company") is a provider distribution-centric business management solutions developed exclusively for use by distribution and wholesale oriented businesses. Prophet 21 Solutions are enterprise-wide solutions consisting of business application software, EDI, VMI, DMI, electronic commerce, business application training, consulting, software customization, application hardware (when desired), system installation and implementation services, supported by a dedicated customer service organization and educational services.

     The  Company  addresses  the  automation  needs  of its  customers  through comprehensive, feature-rich and user-friendly solutions for both UNIX and Microsoft Windows NT environments. The Company's lead UNIX offering is Prophet 21 Acclaim, a complete distribution industry management solution that combines the functionality of the traditional Prophet 21 System with the technology of Progress Software Corporation's DBMS. Prophet 21 Acclaim is targeted for sales to new and current Prophet 21 XL customers. The Company's Microsoft Windows NT offering is Prophet 21 Servent, a fully integrated Microsoft Windows NT-based client/server software suite. Prophet 21 Servent is targeted for medium-sized companies seeking to solve their distribution-centric business requirements with a Windows NT client/server solution. These companies desire a solution that provides a transaction-intensive sales order management and inventory management solution to meet their customer service needs. They also require a solution that integrates with an accounting solution and can be implemented in a cost-effective manner. The Prophet 21 Servent product is suitable for distribution companies, as well as businesses that have a distribution component of their operations.

     Prophet 21 markets its products and services to approximately 45,000 of the roughly 300,000 distributors and wholesalers operating in the United States and Canada and, as of June 30, 1998, had an installed base of 1,800 systems across the United States and Canada. The Company's customers vary in size from small distributors and wholesalers with a few users to larger companies with several hundred users linking multiple geographically dispersed branches. The Company sells its Prophet 21 Acclaim and Servent solutions through its 47-person direct sales force located in sales and service offices throughout the United States to a wide range of industry segments including industrial, electrical, plumbing, electronic, hardware, heating and air conditioning, medical and dental, janitorial, tile and general distribution. The Company believes that one of its competitive advantages is its accumulated knowledge of the distribution industry gained over thirty years, which has enabled it to develop an industry-focused solution to satisfy the needs of its customers.

     The Company is a holding company incorporated in Delaware in December 1993. The principal operations of the Company are conducted through its indirect wholly-owned subsidiary, Prophet 21 (New Jersey), Inc., a New Jersey corporation incorporated in 1967 under the name Programmed Control Corporation.

     Prophet 21 System, Prophet 21 Acclaim, Prophet 21 Servent and the Company's logo are trademarks of the Company. All other trademarks and trade names referred to in this Form 10-K are the property of the respective owners and are not the property of the Company.


PROPHET 21'S MARKET

     Of the roughly 300,000 distributors and wholesalers operating in the United States and Canada, Prophet 21 markets its products and services to approximately 45,000 businesses in a wide range of industry segments including industrial, electrical, plumbing, electronic, hardware, heating and air conditioning, medical and dental, janitorial, tile and general distribution. Distributors and wholesalers warehouse products and handle the movement of large quantities of inventory across a wide range of industries and play a critical role in the flow of goods from manufacturers to retailers and consumers. The Company believes that as the industry supply chains undergo changes, distributors and wholesalers increasingly are finding that the changing business environment dictates the need for automated business management systems. The Company believes that it has the ability to provide "best of breed" order management and inventory management to companies. This unique ability provides significant market opportunities beyond the existing pure distribution market.

     The Company's target market is highly fragmented, consisting of companies ranging from small one-location companies to multi-location distributors and wholesalers. Distributors and wholesalers, regardless of size, tend to operate with relatively low margins and, in order to compete effectively, must move goods quickly at the least possible expense and maintain minimal inventories. Distributors and wholesalers with multiple locations also must manage inventory in a cost-effective manner across their various branches. In addition to the competitive pressures inherent in the distribution industry, suppliers and customers increasingly require that distributors and wholesalers possess sophisticated technology, including EDI and electronic commerce capabilities, which enable goods to be ordered and billed computer-to-computer, and bar code labeling capabilities, which allow for automated and accurate product tracking.

     The Company believes that a majority of distributors and wholesalers presently rely on ineffective or outmoded systems to manage their businesses. In addition, changes in technology, Year 2000 issues, Euro currency conversion and compliance, evolving distributor needs and consolidation in the distribution industry supply chain dictate that companies upgrade their computer systems on a continuing basis in order to maintain a competitive edge.


PROPHET 21 ACCLAIM

      Prophet 21 Acclaim is an enterprise-wide solution consisting of business application software, business application training, consulting, software
customization,   hardware,  and
implementation services. These products are supported by a dedicated customer service organization and educational training. The Company has designed the system to address the business management automation needs of distributors and distribution-centric companies.

     Many of the features of Prophet 21 Acclaim have been designed to meet the specific needs of the distribution industry, with emphasis on features automating order processing, inventory management and control, communications networking and product pricing. In addition, the Company offers electronic commerce such as EDI, VMI, DMI and Internet enabling capabilities which provide links between its customers and an expanding number of trading partners who are their customers and suppliers.

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

     Prophet 21 Acclaim's design facilitates its use by distributors and wholesalers with multi-branch operations. The system permits distributors and wholesalers to determine system-wide inventory status instantaneously and to ship orders efficiently. Prophet 21 Acclaim also allows for centralized purchasing, inventory control, billing and accounting, thereby eliminating certain branch-level expenses and permitting goods to be moved quickly while minimizing inventories. The Company's communications capabilities include configuration of wide area networks and integration with local area networks.

     Prophet 21 Acclaim is an open system that allows the integration of third-party software products such as report writers, faxing software, warehouse automation, forms creation and executive information systems. The Company has successfully developed seamless integration to a number of third-party products.

PROPHET 21 SERVENT

     Prophet 21 Servent is an enterprise-wide solution consisting of business application software, application training, consulting, software customization, and implementation services. This product is supported by a dedicated customer support organization. The Company has designed the system to address the business management automation needs of distributors and distribution-centric companies.

     Many of the features of Prophet 21 Servent have been designed to meet the specific needs of the distribution industry and distribution-centric companies, with emphasis on features automating order management, order configuration, inventory management and control, product pricing and financials. In addition, the Company offers electronic commerce such as EDI and Internet enabling capabilities which provide links between its customers and an expanding number of trading partners who are their customers and suppliers. Prophet 21 Servent extends the supply chain. Servent is aimed at customers desiring a Microsoft Windows NT solution.

     The Company provides a single, comprehensive, feature-rich system. The Company believes that this standardization permits systems to be installed rapidly and supported effectively because trainers and customer support personnel have a high level of expertise with a single system. In addition, this standardization permits the Company's customers to incorporate readily the Company's periodic software enhancements. To facilitate the very specific and unique needs of certain of its customers the Company provides custom software modifications.

     Prophet 21 Servent's design facilitates its use by wholesalers, distributors and distribution-centric companies with multi-branch operations. The system permits these companies to determine system-wide inventory status instantaneously and to ship orders efficiently. Prophet 21 Servent also allows for centralized purchasing, inventory control, billing and accounting, thereby eliminating certain branch-level expenses and permitting goods to be moved quickly while minimizing inventories. The Company's communications capabilities include configuration of wide area networks and integration with local area networks.

     Prophet 21 Servent is an open system that allows the integration of third-party software products such as report writers, faxing software, warehouse automation, forms creation and executive information systems. The Company has successfully developed seamless integration to a number of third-party products.


SALES AND MARKETING

     The Company sells its products and services through its 47-person direct sales force located in sales and service offices throughout the United States. The field sales force is supervised by a Vice President of Sales with two directors, one for Prophet 21 Acclaim and one for Servent, who monitor and manage sales performance and assist in sales activity under the direction of the Vice President of Sales. The Company's direct sales force focuses on the distribution industry and understands the specific needs and mission-critical applications of distributors and wholesalers within targeted industry segments. The Company employs a solution selling methodology. All sales personnel are trained and managed in accordance with this doctrine. The Company believes that its direct sales approach leads to long-term relationships with customers that increase customer satisfaction and provide opportunities for follow-on sales to its existing customer base. The Company believes that as the distribution industry continues to evolve and face new challenges, a knowledgeable and solutions oriented sales force will bring great value to our customers.

     The Company's  marketing  strategy is to provide  focused  marketing on the industry segments served by the Company, in particular, the industrial, electrical, plumbing, electronic, hardware, heating and air conditioning, medical and dental, janitorial, tile and general distribution industries. The Company generates leads through telemarketing, direct mail, advertising, national and regional trade shows and Company-sponsored seminars.

     The Company's marketing department has the responsibility of identifying the market to be served by the Company's products and services. The marketing department further guides the direction and strategy of the Company's products and services. Information is gathered aggressively by the marketing department from the Company's customer base, distribution market, distribution-centric companies and leading supply chain consultants and industry experts. This data is then presented for consideration in regard to enhancing current products and for creating new products to serve new market opportunities.


CUSTOMERS

     The Company had, as of June 30, 1998, an installed base of approximately 1,800 systems. The Company's customers vary in size from small distributors or wholesalers with a few users to larger companies with several hundred users linking multiple geographically dispersed branches. Currently, approximately 50% of the Company's customers have multiple locations connected by communications networks. The Company serves a wide range of industry segments, including industrial, electrical, plumbing, electronic, hardware, heating and air conditioning, medical and dental, janitorial, tile and general distribution. During the three fiscal years ended June 30, 1998, no one customer accounted for 10% or more of the Company's revenue.


SYSTEMS TRAINING AND TECHNICAL SUPPORT SERVICES

     A key element of the Company's business strategy is to provide extensive training and support to its customers. The Company has established a customer service and support, and installation organization, consisting of 143 persons, that provides installation, implementation and post-sales support for systems under warranty or maintenance contract. Additionally, commencing in fiscal 1998, the Company began providing services through its Educational Services division.

     Once Prophet 21 receives an order, the Company provides training and consultation, including advice on how to best operate the customer's business using the Prophet 21 Solutions, before the system is installed. After installation, the Company typically provides applications training at the customer's location. Customers have telephone access and Internet access to technical specialists who respond to hardware, software and applications questions. These technical support specialists diagnose and solve technical problems and assist customers with systems integration and use. The Company tracks service reports through a state-of-the-art customer support product which maintains current status reports as well as historical logs of customer interaction. The Company's Educational Services division develops a variety of educational tools and programs to train customers in the Prophet 21 Systems. Such programs include fully-interactive computer-based training, video training and nationwide instructor-based training seminars.

     The Company provides Prophet 21 Acclaim and Prophet 21 XL users a one-year hardware warranty and a 90-day software warranty. Ninety days after the sale, customers typically enter into a fee-based maintenance contract covering software and hardware support. The Company offers software enhancements at discounted prices to customers who have entered into maintenance contracts. As of June 30, 1998, approximately 85% of the Company's customers were covered by maintenance contracts following the initial warranty period. There can be no assurance, however, that customers will continue to enter into maintenance contracts at this rate. Maintenance contracts have an initial term of one year and continue thereafter unless terminated.

     The Company provides Prophet 21 Servent users a one-year software warranty. The Company offers to its customers fee-based maintenance contract covering software support and product enhancements. There can be no assurance, however, that customers will enter into maintenance contracts. Maintenance contracts have terms of one year.

     Prophet 21 conducts annual international user conferences to provide training, exchange of ideas and demonstrations of new products and features. The Company also conducts regional training and support conferences.


SOFTWARE DEVELOPMENT

     The distribution industry is characterized by changing needs and the Company's success depends, to a large extent, on its ability to continually modify and enhance its software to meet such changing needs. The Company places great emphasis on software development and expects to continue to introduce modifications or enhancements to its software on a periodic basis. The Company presently releases a modified or enhanced version of Prophet 21 software (Acclaim and Servent) approximately every eight to twelve months. The Company identifies customer and marketplace product needs by direct and frequent interaction with users of Prophet 21 software, through customer satisfaction surveys and by following the trends of the distribution and distribution-centric marketplace. In fiscal 1998, the Company released its newest product, Servent, a fully-integrated Microsoft Windows NT-based client/server software suite. Servent is targeted for medium-sized companies attempting to leverage the Windows NT client/server environment and integrate their financial management with order, inventory and purchasing management. The Servent product is suitable for distribution companies and distribution-centric companies which should enable the Company to expand its market beyond the pure general distribution marketplace. In addition, the Company develops modifications and enhancements to its software to address the specific needs of targeted segments in order to continue to increase the number of features and improve the applications for such industry segments. Sixty-four employees are directly involved in programming and software development.

     The Company's lead UNIX offering is Prophet 21 Acclaim, a complete business management system that combines the functionality of the traditional Prophet 21 System with the technology of Progress Software Corporation's DBMS. Prophet 21 Acclaim is targeted for sales to new and current customers. It has been designed so that current Prophet 21 XL users can easily move to this new product while preserving their existing technology infrastructure.

      The Company's research and development expenses were approximately $2.2 million, $2.7 million and $3.5 million in the fiscal years ended June 30, 1996, 1997 and 1998, respectively. In 1996, the Company also began capitalizing certain software development costs in connection with the general release of Servent. Such capitalized software development costs amounted to $1,813,000 and $1,565,000 in the fiscal years ended June 30, 1997 and 1998, respectively, of which $426,000 has been amortized.


ASSEMBLY AND SUPPLIERS

     The Company relies on third-party vendors to develop, manufacture and supply all of the hardware components of Prophet 21 solutions. Manufacturing by the Company consists of light assembly and systems integration.

     The Company believes that several vendors are capable of providing most of the components and parts used in the Company's systems. In certain instances, despite the availability of multiple sources, the Company elects to procure certain components or parts from a single source to maintain quality control or to develop a strategic relationship with a supplier. The Company has not entered into any long-term supply contracts with its vendors, electing to purchase components and parts on a purchase order basis. As a result, the Company has no assurance that components and parts will be available as required, or that prices of such components and parts will not increase. In addition, certain components of Prophet 21 Acclaim, including IBM RS/6000 computers and Progress software, are available only from a single source.

     In July 1991, Prophet 21 entered into an Authorized Dealers and Industry Remarketers Agreement with IBM. The agreement grants to the Company a non-exclusive right to purchase and license certain hardware products from IBM, including IBM RS/6000 computers, for remarketing by the Company in the United States. Although the agreement contains no minimum purchase requirements, the volume of systems purchased by Prophet 21 affects the percentage discount received by the Company and may be a factor considered by IBM in connection with Prophet 21's continued authorization as an IBM industry remarketer. The agreement is subject to annual renewal and may be terminated by IBM with or without cause on three-months written notice. During the fiscal years ended June 30, 1996, 1997 and 1998, the Company's hardware purchases from IBM totaled $5.2 million, $5.4 million and $7.4 million, respectively.


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


EMPLOYEES

     As of June 30, 1998, the Company employed 305 persons full-time, of whom 63 were engaged in sales and marketing; 143 were engaged in customer service and support, and installation; 64 were engaged in programming and software development and quality assurance; and 35 were engaged in finance, administration and management. In addition, 34 were employed on a part-time basis (17 of whom were engaged in administrative functions). None of the Company's employees are covered by collective bargaining agreements. The Company believes that it has been successful in attracting skilled personnel. Competition for experienced sales and marketing personnel and software programmers is intense. The Company's future success will depend in part on its ability to continue to attract, retain and motivate highly qualified personnel. The Company considers relations with its employees to be good.


ITEM 2.     PROPERTIES.

      The Company leases facilities in Yardley, Pennsylvania totaling 60,000 square feet from Dr. John E. Meggitt, the Company's Chairman of the Board, and Mrs. Dorothy M. Meggitt, the Company's Secretary. This lease expires on June 30, 2003. The leased space in Pennsylvania is used for administration, a substantial portion of sales and marketing, customer service and support, assembly, quality assurance and software development. The Company also leases sales and service offices in Atlanta and Chicago.


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

     The following table sets forth the high and low sales prices for the Common Stock for each of the quarters since the quarter ended September 30, 1996 as reported on NNM. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

          Quarter Ended                High                 Low
     ----------------------        ------------        ------------

     September 30, 1996               $ 6.25              $ 4.75
     December 31, 1996                $ 6.50              $ 5.00
     March 31, 1997                   $ 6.50              $ 5.625
     June 30, 1997                    $ 6.00              $ 4.50
     September 30, 1997               $13.625             $ 5.375
     December 31, 1997                $16.125             $10.375
     March 31, 1998                   $16.25              $10.125
     June 30, 1998                    $19.50              $12.75

     As of August 14, 1998, the approximate number of holders of record of the Common Stock was 179.

     The Company has never declared or paid dividends on its Common Stock. The Company currently intends to retain any future earnings to finance the growth of the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA.

     The following table sets forth selected consolidated historical financial data of the Company as of the dates and for the periods indicated. The selected financial data set forth below for the Company as of June 30, 1997 and 1998 and for each of the three years ended June 30, 1998 are derived from the audited financial statements included elsewhere herein. The selected financial data set forth below for the Company as of June 30, 1994, 1995 and 1996 and for each of the years ended June 30, 1994 and 1995 are derived from the financial statements not included elsewhere herein. The selected financial information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere herein. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report on Form 10-K.


                                                       FISCAL YEAR ENDED JUNE 30,
                                             1994(1)    1995       1996      1997      1998
                                             -------    ----       ----      ----      ----
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
 System sales...........................     $27,871    $21,295    $20,905     $22,537   $30,157
 Service and support......                     9,598      9,948     12,145      13,866    16,457
                                              ------    -------    -------     -------   -------
                                              37,469     31,243     33,050      36,403    46,614
                                             -------    -------    -------     -------   -------
Cost of revenue:
 System sales...........................      14,563     12,610     11,672      12,640    16,064
 Service and support....................       5,275      5,723      6,624       7,144     8,952
                                             -------    -------    -------     -------   -------
                                              19,838     18,333     18,296      19,784    25,016
                                             -------    -------    -------     -------   -------
   Gross profit.........................      17,631     12,910     14,754      16,619    21,598
                                             -------    -------    -------     -------   -------
Operating expenses:
 Sales and marketing....................       8,765      8,146      8,346       8,306    10,078
 General and administrative.............       2,550      2,251      2,296       2,434     2,839
 Research and development...............       2,620      2,907      2,248       2,693     3,455
 Severance expense......................          --        378         --          --        --
                                             -------    -------    -------     -------   -------
   Total operating expenses.............      13,935     13,682     12,890      13,433    16,372
                                             -------    -------    -------     -------   -------
   Operating income (loss)                     3,696       (772)     1,864       3,186     5,226
Interest income.........................         129        374        408         376       304
                                             -------    -------    -------     -------   -------
   Income (loss) before taxes...........       3,825       (398)     2,272       3,562     5,530
Provision (benefit) for income taxes....       1,474       (171)       922       1,275     1,991
                                             -------    -------    -------     -------   -------
   Net income (loss)....................     $ 2,351    $  (227)   $ 1,350     $ 2,287   $ 3,539
                                             =======    =======    =======     =======   =======
Basic earnings per share:
 Net income (loss) per share............     $  0.69    $ (0.06)   $  0.34     $  0.60   $  0.98
                                             =======    =======    =======     =======   =======
 Weighted average common
  shares outstanding....................       3,410      4,002      4,003       3,813     3,601
                                             =======    =======    =======     =======   =======
Diluted earnings per share:
 Net income (loss) per share............     $  0.69    $ (0.06)   $  0.34     $  0.60   $  0.90
                                             =======    =======    =======     =======   =======
 Weighted average common and
  common equivalent shares
  outstanding...........................       3,410      4,002      4,011       3,838     3,928
                                             =======    =======    =======     =======   =======


BALANCE SHEET DATA
(AT PERIOD END):
Working capital.........................     $15,222    $15,172    $14,797(2)  $11,720   $15,832
Total assets............................      25,157     23,145     25,832      27,681    34,615
Stockholders' equity....................      17,838     17,631     18,981      18,764    23,856
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

(2) Certain items in prior years financial statements have been reclassified for comparative purposes. See "Note 1. Summary of Significant Accounting Policies," to the audited financial statements included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

     The Company was established to provide innovative software solutions that meet the changing business demands of distribution operations within the extended supply chain. Prophet 21 develops, markets and supports a complete suite of Year 2000 compliant, distribution-centric enterprise applications for either Windows NT or UNIX for finance, order management, inventory management, purchasing and electronic commerce. In addition, Prophet 21 provides industry-specific, distribution-centric enterprise solutions for select markets including industrial, automotive, aerospace and defense, electrical supply, electronics, and plumbing and HVAC.

     The Company's revenue is derived primarily from the sale of either Prophet 21 Acclaim or Prophet 21 Servent Software Solutions. Other sources of revenue include: customer support maintenance contracts, equipment maintenance (when purchased via Prophet 21), the sale of optional third-party software products and training services provided by the Company's Educational Services Department which began operations in fiscal 1998. Each Prophet 21 Acclaim Solution includes the Prophet 21 Acclaim Software, an IBM RISC System/6000 computer, various optional third-party software products and hardware components, training, support and installation. Each Prophet 21 Servent Solution includes the Prophet 21 Servent Software, training, support and installation. The Company's
Educational Services Department develops a variety of educational tools and programs to train customers in the Prophet 21 Systems. Such programs include interactive computer-based training, video training and remote training. The Company's cost of revenue consists principally of the costs of hardware components, customer support, installation and training and, to a lesser extent, third-party software.

     In fiscal 1996, the Company introduced its next generation UNIX product, Prophet 21 Acclaim. A complete distribution industry management solution that combines the functionality of the traditional Prophet 21 System with the technology of Progress Software Corporation's DBMS. Prophet 21 Acclaim is targeted for sales to new and current Prophet 21 XL customers. It has been designed so that current XL users can move to this new product while preserving their existing technology infrastructure. The general release of Prophet 21 Acclaim began late in the second quarter of fiscal 1997.

     In the second quarter of fiscal 1998, the Company introduced its newest product, Prophet 21 Servent, a fully integrated Microsoft Windows NT-based client/server software suite. Servent is targeted for medium-sized companies looking to solve their distribution-centric business requirements with a Windows NT client/server solution. These companies desire a solution that provides a transaction-intensive sales order management and inventory management solution to meet their customer service needs. They also require a solution that integrates with an accounting solution and can be implemented in a cost-effective manner. The Servent product is suitable for distribution oriented companies, as well as businesses that have a distribution component of their own. The general release of Servent began in the third quarter of fiscal 1998.

     The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, Year 2000 compliance and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to the computer industry; (ii) the availability of components and parts from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to protect its intellectual property; (v) potential infringement claims against the Company for its software development products; (vi) the Company's ability to obtain customer maintenance contracts at current levels; and (vii) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of revenue and the percentage change in the dollar amount of such data compared to the prior comparable period:

                               Percentage of Revenue       Percentage Increase (Decrease)
                               ---------------------       ------------------------------

                                                                Fiscal         Fiscal
                                   Fiscal Year Ended          1997 over      1998 over
                                        June 30,                Fiscal         Fiscal
                               ------------------------
                                1996     1997      1998          1996           1997
                                ----     ----      ----          ----           ----

Revenue:
 System sales.................  63.3%    61.9%     64.7%          7.8%          33.8%
 Service and support..........  36.7     38.1      35.3          14.2           18.7
                               -----    -----     -----
                               100.0    100.0     100.0          10.1           28.0
                               -----    -----     -----
Cost of revenue:
 System sales.................  35.3     34.7      34.5           8.3           27.1
 Service and support..........  20.0     19.6      19.2           7.9           25.3
                               -----    -----     -----
                                55.3     54.3      53.7           8.1           26.4
                               -----    -----     -----
   Gross profit...............  44.7     45.7      46.3          12.6           30.0
                               -----    -----     -----

Operating expenses:
 Sales and marketing..........  25.3     22.8      21.6          (0.5)          21.3
 General and administrative...   6.9      6.7       6.1           6.0           16.6
 Research and development.....   6.8      7.4       7.4          19.8           28.3
                               -----    -----     -----
   Total operating expenses...  39.0     36.9      35.1           4.2           21.9
                               -----    -----     -----
   Operating income...........   5.7      8.8      11.2          70.9           64.0
Interest income...............   1.2      1.0       0.7          (7.8)         (19.1)
   Income before income
   taxes......................   6.9      9.8      11.9          56.8           55.2
Provision for income taxes....   2.8      3.5       4.3          38.3           56.2
                               -----    -----     -----
   Net income.................   4.1%     6.3%      7.6%         69.4           54.7
                               =====    =====     =====

     FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1997

     REVENUE. Revenue increased by 28.0% or $10,211,000, from $36,403,000 in fiscal 1997 to $46,614,000 in fiscal 1998. System sales revenue increased by 33.8% or $7,620,000, from $22,537,000 in fiscal 1997 to $30,157,000 in fiscal
1998. This increase was attributable primarily to sales of the Company's Prophet 21 Acclaim product. Also contributing to the increase in system sales revenue were sales of the Company's new Servent product, which began in the Third Quarter of Fiscal 1998 and, to a lesser extent, the increase in the sale of optional Prophet 21 software. Service and support revenue increased by 18.7% or $2,591,000, from $13,866,000 in fiscal 1997 to $16,457,000 in fiscal 1998. This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts, an increase in services performed by the Company in connection with its new Educational Services division and, to a lesser extent, sales of services related to the Company's new Servent product.

     GROSS PROFIT. The Company's gross profit increased by 30.0%, or $4,979,000, from $16,619,000 in fiscal 1997 to $21,598,000 in fiscal 1998. Gross profit margin increased from 45.7% of revenue in fiscal 1997 to 46.3% of revenue in fiscal 1998. Gross profit from system sales increased by 42.4%, or $4,196,000, from $9,897,000 in fiscal 1997 to $14,093,000 in fiscal 1998. Gross profit margin attributable to system sales increased from 43.9% of system sales revenue in fiscal 1997 to 46.7% in fiscal 1998. The increases in such gross profit and gross profit margin were attributable primarily to the increased sales of the Company's Prophet 21 Acclaim product and to the sales of the Company's new Servent product. Gross profit from service and support revenue increased by 11.6%, or $783,000, from $6,722,000 in fiscal 1997 to $7,505,000 in 1998. Gross profit margin attributable to service and support revenue decreased from 48.5% of service and support revenue in fiscal 1997 to 45.6% in fiscal 1998. The increase in such gross profit was attributable primarily to an increase in the number of new users who have entered into maintenance contracts. The decrease in such gross profit margin was attributable primarily to an increase in salary and staffing expenses associated with the Company's Education Services division and Servent support division.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses increased by 21.3%, or $1,772,000, from $8,306,000 in fiscal 1997 to $10,078,000 in fiscal
1998, but decreased as a percentage of revenue from 22.8% to 21.6%, respectively. Such expenses increased in absolute dollars due primarily to increased commission expenses associated with the Company's increased sales, and to a lesser extent, increased costs associated with the Company's annual User's Conference. Sales and marketing expenses decreased as a percentage of revenue as a result of increased sales volume.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 16.6%, or $405,000, from $2,434,000 in fiscal 1997 to $2,839,000 in fiscal 1998, but decreased as a percentage of revenue from 6.7% to 6.1%, respectively. The increase in absolute dollars in general and administrative expenses was due to increases in compensation expenses and fees paid to the Company's outside professionals. General and administrative expenses decreased as a percentage of revenue as a result of increased sales volume.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by 28.3%, or $762,000, from $2,693,000 in fiscal 1997 to $3,455,000 in fiscal 1998, but remained constant as a percentage of revenue at 7.4%. Research and development expenses increased in absolute dollars due primarily to an increase in salary expenses and staffing. Research and development expenses remained constant as a percentage of revenue as a result of increased sales volume. The Company also capitalized $1,565,000 in software development expenditures during fiscal 1998.

     INCOME TAXES. The Company's effective tax rate was 35.8% and 36.0% in fiscal 1997 and 1998, respectively.

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


LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has funded its operations primarily from cash generated by operations and available cash, including funds raised in the Company's initial public offering completed in March 1994. The Company's cash flow from (used by) operations was $1,263,000, $5,773,000 and ($638,000) for the fiscal years ended June 30, 1996, 1997 and 1998, respectively.

     The Company's working capital was $11,720,000 and $15,832,000 at June 30, 1997 and 1998, respectively.

     The Company  invested  $1,069,000,  $1,440,000  and  $1,657,000  in capital equipment and leasehold improvements in fiscal 1996, 1997 and 1998, respectively. There are no other material commitments for capital expenditures currently outstanding. The Company also invested $1,813,000 and $1,565,000 in software development costs which were capitalized during the fiscal years ended June 30, 1997 and 1998.

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

     In fiscal 1997, the Company's Board of Directors approved resolutions to repurchase up to 600,000 shares of the Company's Common Stock in open market purchases. As of June 30, 1998, the Company had repurchased 442,900 shares at a cost of $2,518,000.

     The Company believes that available funds and the cash flow expected to be generated from operations will be adequate to satisfy its current and planned operations for at least the next 24 months.


YEAR 2000 COMPLIANCE

     The Company believes that it has sufficiently assessed its state of readiness with respect to its Year 2000 compliance. The Company does not believe that Year 2000 compliance will result in material investments by the Company, nor does the Company anticipate that the Year 2000 Problem will have any adverse effects on the business operations or financial performance of the Company. The Company does not believe that it has any material exposure to the Year 2000 Problem with respect to its own information systems. There can be no assurance, however, that the Year 2000 Problem will not adversely affect the Company's business, operating results and financial condition.

     The Company believes that each of its products is Year 2000 compliant, however, it has no control over whether software modification made by third parties or the combination of its products with the software developed by third parties and combined with the Company's products will be Year 2000 compliant. Additionally, there can be no assurance that such potential instances of non-compliance will not adversely affect the Company's business, operating results and financial condition. The Company has established no reserve for auditing its software products or for correcting Year 2000 compliance issues with such products.

     Although the Company believes its products are Year 2000 compliant, the purchasing patterns of customers and potential customers may be affected by issues associated with the Year 2000 Problem. As companies expend significant resources to correct their current data storage solutions, these expenditures may result in reduced funds to purchase products as those offered by the Company. There can be no assurance that the Year 2000 Problem will not adversely affect the Company's business, operating results and financial condition. Conversely, the Year 2000 Problem may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for the Company's products.

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

                                   PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 11.    EXECUTIVE COMPENSATION.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)  (1)    Financial Statements.

            Reference is made to the Index to Financial Statements and Schedule on Page F-1.

(a)  (2)    Financial Statement Schedule.

            Reference is made to the Index to Financial Statements and Schedule on Page F-1.

(a)  (3)    Exhibits.

            Reference is made to the Index to Exhibits on Page 26.

(b)         Reports on Form 8-K.

            No reports on Form 8-K have been filed during the fiscal year ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 23rd day of September, 1998.


                                          PROPHET 21, INC.



                                          By: /s/Charles L. Boyle, III
                                              --------------------------------
                                              Charles L. Boyle, III, President
                                                   and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                     Title                        Date
        ---------                     -----                        ----

/s/Charles L. Boyle, III      President, Chief Executive      September 23, 1998
------------------------
  Charles L. Boyle, III       Officer and Director
                              (Principal Executive Officer)


/s/Thomas M. Giuliani         Chief Financial Officer and     September 23, 1998
------------------------
  Thomas M. Giuliani          Treasurer (Principal
                              Financial and Accounting
                               Officer)


/s/John E. Meggitt, Ph.D      Chairman of the Board and       September 23, 1998
------------------------
  John E. Meggitt, Ph.D.      Director



/s/Dorothy M. Meggitt         Secretary and  Director         September 23, 1998
------------------------
  Dorothy M. Meggitt


/s/Louis J. Cissone           Director                        September 23, 1998
------------------------
  Louis J. Cissone



/s/Mark A. Timmerman          Director                        September 23, 1998
------------------------
  Mark A. Timmerman

                                  EXHIBIT INDEX


 EXHIBIT
   NO.                 DESCRIPTION OF EXHIBIT
-----------            ----------------------

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

   4.2* 1997 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.)

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

EXHIBIT
   NO.                 DESCRIPTION OF EXHIBIT
-----------            ----------------------

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

  10.10** Lease dated July 1, 1998 by and between John E. Meggitt and Dorothy M. Meggitt as Landlord, and the Company, as Tenant.
  10.11 Form of Employment Agreement by and between the Company and each salesman. (Incorporated by reference to Exhibit
                       10.13 to the Company's Registration Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

  10.12 Form of Employee's Invention Assignment, Non-Competition and Confidential Information Agreement. (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

EXHIBIT
   NO.                 DESCRIPTION OF EXHIBIT
-----------            ----------------------

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

   27                  Financial Data Schedule.



---------------
* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

**    Filed herewith.  All other exhibits previously filed.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      INDEX TO CONSOLIDATED FINANCIAL DATA
                                  AND SCHEDULE


                                                                          Page
                                                                          ----

Report of Independent Accountants..........................................F-2

Consolidated Balance Sheets as of
  June 30, 1997 and 1998...................................................F-3

Consolidated Statements of Operations for the
  years ended June 30, 1996, 1997 and 1998.................................F-4

Consolidated Statements of Stockholders'
  Equity for the years ended
  June 30, 1996, 1997 and 1998.............................................F-5

Consolidated Statements of Cash Flows for the
  years ended June 30, 1996, 1997 and 1998.................................F-6

Notes to Consolidated Financial Statements.................................F-7

Report of Independent Accountants..........................................S-1

Schedule II................................................................S-2

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
Prophet 21, Inc. and Subsidiaries:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Prophet 21, Inc. and its Subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
August 17, 1998

                      PROPHET 21, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Shares)

                                                                     June 30,
                                                      ---------------------------------
                                                                 1997          1998
                                                                 ----          ----
                                     ASSETS
Current assets
  Cash and cash equivalents............................     $  1,829       $  2,206
  Marketable securities................................        4,082          1,555
  Accounts receivable, net of allowance
   for doubtful accounts of $218
   and $240, respectively..............................       10,412         17,201
  Billed and unearned maintenance contracts............        1,760          2,016
  Inventories..........................................        1,117          1,402
  Deferred income taxes................................          163            203
  Prepaid and other current assets.....................          437            797
                                                             -------       --------
    Total current assets...............................       19,800         25,380
Long-term marketable securities........................        2,835          2,825
Equipment and improvements, net........................        2,536          2,887
Software development costs, net........................        2,271          3,410
Other assets...........................................          239            113
                                                            --------       --------
     Total assets......................................     $ 27,681       $ 34,615
                                                            ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable......................................    $  3,367       $  3,690
  Accrued expenses and other liabilities................       1,171          1,540
  Commissions payable...................................         479            808
  Taxes payable.........................................         620            668
  Profit sharing plan contribution payable..............         290            391
  Deferred income.......................................       2,153          2,451
                                                            --------       --------
    Total current liabilities...........................       8,080          9,548
                                                            --------       --------

Deferred income taxes...................................         837          1,211
                                                            --------       --------
Commitments and contingent liabilities

Stockholders' equity
  Preferred stock--$0.01 par value,
   1,500,000 shares authorized; no
   shares issued or outstanding.........................          --             --
  Common stock--$0.01 par value, 10,000,000 shares
   authorized; 4,002,500 and 4,153,642 shares issued,
   respectively; 3,559,600 and 3,710,742 outstanding,
   respectively.........................................          40             42
  Additional paid-in capital............................       8,835         10,386
  Retained earnings.....................................      12,407         15,946
  Treasury stock at cost, 442,900 shares................      (2,518)        (2,518)
                                                            --------       --------
    Total stockholders' equity..........................      18,764         23,856
                                                            --------       --------
    Total liabilities and stockholders' equity..........    $ 27,681       $ 34,615
                                                            ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)



                                                  Year Ended June 30,
                                        ----------------------------------------
                                            1996         1997          1998
                                            ----         ----          ----

Revenue:
  System sales.......................      $20,905      $22,537       $30,157
  Service and support................       12,145       13,866        16,457
                                           -------      -------       -------
                                            33,050       36,403        46,614
                                           -------      -------       -------
Cost of revenue:
  System sales.......................       11,672       12,640        16,064
  Service and support................        6,624        7,144         8,952
                                           -------      -------       -------
                                            18,296       19,784        25,016
                                           -------      -------       -------
  Gross profit.......................       14,754       16,619        21,598
                                           -------      -------       -------

Operating expenses:
  Sales and marketing................        8,346        8,306        10,078
  General and administrative.........        2,296        2,434         2,839
  Research and development...........        2,248        2,693         3,455
                                           -------      -------       -------
                                            12,890       13,433        16,372
                                           -------      -------       -------
   Operating income..................        1,864        3,186         5,226
Interest income......................          408          376           304
                                           -------      -------       -------
Income before taxes..................        2,272        3,562         5,530
Provision for income taxes...........          922        1,275         1,991
                                           -------      -------       -------
Net income...........................      $ 1,350      $ 2,287       $ 3,539
                                           =======      =======       =======
Basic earnings per share:
  Net income per share...............      $   .34      $   .60       $   .98
                                           =======      =======       =======
Weighted average common shares
    outstanding......................        4,003        3,813         3,601
                                           =======      =======       =======
Diluted earnings per share:
  Net income per share...............      $   .34      $   .60       $   .90
                                           =======      =======       =======
  Weighted average common and common
    equivalent shares outstanding....        4,011        3,838         3,928
                                           =======      =======       =======




The accompanying notes are an integral part of these consolidated financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In Thousands)


                                                         Additional                                     Total
                                      Common Stock         Paid-In       Retained       Treasury     Stockholders'
                                      ------------
                                   Shares      Amount     Capital        Earnings        Stock          Equity
                                   ------      ------     -------        --------       --------     -------------

Balance, June 30, 1995 ........      4,002     $    40    $  8,821       $  8,770      $     --       $ 17,631
Net income ....................                                             1,350                        1,350
                                   --------    -------    --------       --------       -------       --------
Balance, June 30, 1996 ........      4,002          40       8,821         10,120            --         18,981
Repurchase of common stock ....       (443)                                              (2,518)        (2,518)
Stock option transactions .....                                 14                                          14
Net income ....................                                             2,287                        2,287
                                   --------    -------    --------       --------       -------       --------
Balance, June 30, 1997 ........      3,559          40       8,835         12,407        (2,518)        18,764
Issuance of common stock in
  connection with exercise of
  stock options................        142           1       1,038                                       1,039
Income tax benefit from stock
  options exercised ...........                                413                                         413
Employee stock purchase plan...         10           1         100                                         101
Net income ....................                                             3,539                        3,539
                                  --------     -------    --------       --------       -------       --------
Balance, June 30, 1998 ........      3,711     $    42    $ 10,386       $ 15,946      $ (2,518)      $ 23,856
                                  ========     =======    ========       ========      ========       ========















The accompanying notes are an integral part of these consolidated financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                   Year Ended June 30,
                                                          ----------------------------------
                                                             1996          1997       1998
                                                             ----          ----       ----

Cash flows from operating activities:
Net income..............................................    $ 1,350     $ 2,287    $ 3,539
                                                            -------     -------    -------
Adjustments to reconcile net income to
 net cash provided by (used by) operating activities:
  Depreciation and amortization.........................      1,006       1,047      1,778
  Gain on sale of equipment.............................         --         (13)        (3)
  Provision for losses on accounts receivable...........        247         233        259
  Deferred taxes........................................        150         693        334
(Increases) decreases in operating assets:
  Accounts receivable...................................     (2,232)       (243)    (7,266)
  Billed and unearned maintenance.......................        (62)       (133)       (38)
  Inventories...........................................       (574)        429       (285)
  Prepaid expenses and other current assets.............         41         181       (360)
Increases in operating liabilities:
  Accounts payable......................................        456         445        323
  Accrued expenses......................................        337         407        634
  Taxes payable.........................................         --         197         48
  Profit sharing plan contribution payable                      225          40        101
  Deferred income.......................................        319         203        298
                                                            -------     -------    -------
  Total adjustments.....................................        (87)      3,486     (4,177)
                                                            -------     -------    -------
Net cash provided (used) by operating activities........      1,263       5,773       (638)
                                                            --------    --------   -------
Cash flows from investing activities:
  Cash purchases of equipment and improvements..........     (1,069)     (1,440)    (1,657)
  Software development costs............................       (458)     (1,813)    (1,565)
  Purchase of marketable securities.....................     (9,160)     (5,550)    (2,975)
  Maturity of marketable securities.....................      5,450       4,540      5,470
  Other assets..........................................       (230)         26        126
                                                            --------    --------   -------
Net cash used by investing activities...................     (5,467)     (4,237)      (601)
                                                            -------     -------    -------
Cash flows from financing activities:
  Purchase of treasury stock............................         --      (2,518)        --
  Stock option transactions.............................         --         (49)        49
  Employee stock purchase plan..........................         --          --        101
  Stock options exercised including tax benefits........         --          --      1,466
                                                            -------     -------    -------
  Net cash (used) provided by financing activities......         --      (2,567)     1,616
                                                            -------     -------    -------
  Net (decrease) increase in cash and cash equivalents..     (4,204)     (1,031)       377
  Cash and cash equivalents at beginning of period......      7,064       2,860      1,829
                                                            -------     -------    -------
  Cash and cash equivalents at end of period............    $ 2,860     $ 1,829    $ 2,206
                                                            =======     =======    =======

  Supplemental cash flow disclosures:
    Income taxes paid...................................    $   847     $  395     $ 1,468
                                                            =======     =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                      PROPHET 21, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (In Thousands)



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

     CASH AND CASH EQUIVALENTS:

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. At various times throughout the year, the Company maintains cash balances in excess of FDIC limits.

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

                       PROPHET 21, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

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

     REVENUE RECOGNITION AND DEFERRED INCOME:

     Revenue from software is recognized when a contract has been executed, the product has been shipped to customers, uncertainty surrounding customer acceptance becomes insignificant and collection of the related receivable is probable. Maintenance revenues from hardware and software support fees are deferred and recognized ratably over the contract period. As the functionality of the hardware is not dependent on any other services provided by the Company, hardware sales are recognized upon shipment. Deferred income represents accruals for billed and unearned maintenance and advance payments by customers for maintenance. Billed and unearned maintenance at June 30, 1997 and 1998 represents amounts billed in advance to customers for maintenance in accordance with contract terms.

     WARRANTY:

     The Company provides warranties on its hardware and proprietary software against design defects. A provision for future claims is recorded on historical experience.

     CAPITALIZED SOFTWARE:

     The Company capitalizes software development costs associated with a new product pursuant to SFAS No. 86. Such costs were capitalized only after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life of three years. Amortization of capitalized software development costs are charged to cost of sales. At June 30, 1997 and 1998, the Company had capitalized $1,813 and $1,565 of software development costs. All other research and development costs have been expensed.

                      PROPHET 21, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   (In Thousands, Except Per Share Amounts)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     INCOME TAXES:

     The Company utilizes the asset and liability approach for income taxes which requires the recognition of deferred tax liability and assets for the expected future tax consequences of temporary differences between the carrying amount and the tax bases of assets and liabilities.

     NET INCOME PER SHARE:

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

     The Company has adopted SFAS 128 during fiscal year 1998 and, as required by the standard, has restated all prior period earnings per share data. The Company's diluted earnings per share amounts as calculated under SFAS 128 are not materially different from those computed under the former accounting standard.

     The following table sets forth the computation of basic and dilutive earnings per share:

                                                         Years Ended,
                                                           June 30,
                                                1996         1997         1998
                                                ----         ----         ----

Net Income .................................   $1,350       $2,287       $3,539
Weighted average common shares outstanding..    4,003        3,813        3,601
Basic earnings per share ...................   $ 0.34       $ 0.60       $ 0.98
Effect of dilutive securities:
  Stock Options.............................        8           25          327
Weighted average common and common
 equivalent shares outstanding .............    4,011        3,838        3,928
Diluted earnings per share .................   $ 0.34       $ 0.60       $ 0.90

                      PROPHET 21, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (In Thousands)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     NEW ACCOUNTING STANDARDS:

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

     During 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition", which is effective for transactions entered into in fiscal years beginning after December 15, 1997, and supersedes SOP 91-1. Management does not anticipate that the implementation of the guidance set forth in SOP 97-2 will have a material impact on its current revenue recognition policies.


2.  EQUIPMENT AND IMPROVEMENTS:

     A summary of the major components of equipment and improvements are as follows:

                                                                 June 30,
                                                                 --------
                                                             1997        1998
                                                             ----        ----

Equipment...............................................   $ 2,197     $ 2,123
Computer systems........................................     3,971       5,196
Furniture and fixtures..................................       767         929
Leasehold improvements..................................       525         627
                                                           -------     -------
                                                             7,460       8,875
Accumulated depreciation
 and amortization.......................................    (4,924)     (5,988)
                                                           -------     --------
                                                            $2,536      $2,887
                                                            ======      ======

     Depreciation and amortization expense of $1,006, $1,047 and $1,778 was charged to operations for the years ended June 30, 1996, 1997 and 1998, respectively.

                       PROPHET 21, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

3.  LEASING ARRANGEMENTS:

     The Company leases certain facilities and equipment under various operating lease agreements with initial terms greater than one year. Future minimum payments under noncancelable operating leases at June 30, 1998 are:

FISCAL YEAR                   RELATED PARTY     THIRD PARTY           TOTAL
-----------                   -------------     -----------           -----

1999....................         $   432          $    26           $  458
2000....................             446               --              446
2001....................             461               --              461
2002....................             475               --              475
2003....................             490               --              490
                                 -------          -------           ------
                                 $ 2,304          $    26           $2,330
                                 =======          =======           ======


     Rent expense, including related party transactions, for the years ended June 30, 1996, 1997 and 1998 was $535, $539 and $542, respectively.


4.  INCOME TAXES:

     The components of the provision for income taxes are as follows:

                                                    YEAR ENDED JUNE 30,
                                            ------------------------------------
                                               1996        1997        1998
                                               ----        ----        ----
Federal:
  Current..............................       $ 675      $  611       $1,146
  Deferred.............................         113         569          334
                                               ----       -----        -----
                                                788       1,180        1,480
                                               ----       -----        -----
State:
  Current..............................          60           2           98
  Deferred.............................          37         124           --
                                               ----       -----        -----
                                                 97         126           98
                                               ----       -----        -----
Foreign:
  Current..............................          37         (31)          --

Additional paid in capital from
benefit of stock options exercised.....          --          --          413
                                               ----        ----        -----
                                              $ 922      $1,275       $1,991
                                               ====       =====        =====

                      PROPHET 21, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



4.  INCOME TAXES (CONTINUED):

     Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current depending on the classification of the assets and liabilities to which they relate.

     The provision for income taxes differs from the amount computed using the statutory Federal income tax rate as follows:


                                                        YEAR ENDED JUNE 30,
                                                    ---------------------------

                                                      1996     1997      1998
                                                      ----     ----      ----
Statutory tax rate.............................        34%      34%        34%
State taxes, net of Federal benefit............         3        2          1
Prior period tax...............................        --        3         --
Non-deductible expense.........................         2       (1)         1
Other..........................................         2       (2)        --
                                                    -----     -----     -----
                                                       41%      36%        36%
                                                    =====    =====      =====

                      PROPHET 21, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (In Thousands)


4.  INCOME TAXES (CONTINUED):

     Deferred income taxes reflect the tax impact of temporary differences between the assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Amounts giving rise to deferred income taxes are as follows:


                                                           June 30,
                                                    ----------------------
                                                       1997       1998
                                                    ----------------------
Current deferred tax asset:
  Allowance for doubtful accounts.............      $    84     $   88
  Accrued vacation............................           57         89
  Inventory capitalization....................           22         26
                                                    -------     ------
                                                        163        203

Non-current deferred tax asset:
  Depreciation................................           37         46

Non-current deferred tax liability:
  Software development costs..................         (874)     (1,257)
                                                    -------     -------

    Total.....................................      $  (674)    $(1,008)
                                                    =======     =======


5.  RELATED PARTY TRANSACTIONS:

     The Company rents office space from its principal stockholders under lease terms expiring on June 30, 2003. The lease agreement includes a five-year renewal provision at the Company's option. Rent expense under the lease for the years ended June 30, 1996, 1997 and 1998 was $438, $452 and $467, respectively.

                        PROPHET 21, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          (In Thousands, Except Shares)

6.  CONCENTRATION OF CREDIT RISK:

     Financial instruments which potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions, thereby limiting its credit exposure. The Company currently invests primarily in government obligations. The Company believes that no significant credit risk exists with respect to these investments. There is not a significant concentration of credit risk with respect to accounts receivable due to the large number of customers comprising the Company's customer base and their dispersion across different geographic regions. The Company performs on-going credit evaluations and generally  does not require  collateral.  The  Company  maintains  reserves  for potential credit losses, and such losses have been within management's expectations.


7.  EMPLOYEE BENEFIT PLANS:

     The Company has a qualified profit sharing plan covering employees who meet certain eligibility requirements. Contributions are at the discretion of the Board of Directors and may not exceed the maximum amount allowable for federal income tax deduction. The Company did not make any contributions to its qualified profit sharing plan for the years ended June 30, 1996, 1997 and 1998.

     The Company maintains a 401(k) Retirement Savings Plan. The Company's contributions are at the discretion of management and for the years ended June 30, 1996, 1997 and 1998 were $250, $290 and $378, respectively.


8.  STOCKHOLDERS' EQUITY:

     PREFERRED STOCK:

     The Company has an authorized class of 1,500,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine.

     STOCK OPTION PLAN:

     Under the Company's 1993 Stock Plan (the "Plan"), the Company has reserved 1,000,000 shares of Common Stock for issuance of both incentive and non-qualified options. Under the Plan, options to purchase shares of Common Stock may be granted to key employees and consultants. The Plan provides that the exercise price of incentive options shall not be less than the fair market value of the shares on the date of the grant, that the exercise price of non-qualified

                        PROPHET 21, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


8.  STOCKHOLDERS' EQUITY (CONTINUED):

options shall not be less than 75% of the fair market value of the shares on the date of grant and, in either case, that no portion of such options may be exercised beyond ten years from the date of grant.

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

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and related interpretations in accounting for the Plan. In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company did not elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in fiscal years 1997 and 1998 are required by SFAS 123 and are presented below.

     The Company granted stock options in 1996, 1997 and 1998 to employees which have contractual terms of 10 years. All options granted to the employees and directors have an exercise price no less than the fair market value of the stock at grant date. The options granted in 1996, 1997 and 1998 vest one-third each year, beginning on the first anniversary of the date of grant.

     In accordance with APB 25, the Company has not recognized any compensation cost for these stock options granted in 1996, 1997 and 1998.

                      PROPHET 21, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


8.  STOCKHOLDERS' EQUITY (CONTINUED):

     A summary of the status of the Company's stock options as of June 30, 1996, 1997 and 1998 and the changes during the years then ended is presented below:


--------------------------------------------------------------------------------
                                                      Exercise Price    Weighted
                                          Shares(1)   Per Share          Average
--------------------------------------------------------------------------------
Options outstanding at June 30, 1995      474,900     $4.125 to $7.00     $6.51

                             Granted      105,000      $4.80 to $5.25     $5.12
                            Canceled       (7,400)              $5.00     $5.00
--------------------------------------------------------------------------------

Options outstanding at June 30, 1996      572,500     $4.125 to $7.00     $6.27

                             Granted      140,000               $5.25     $5.25
                            Canceled      (15,000)              $4.80     $4.80
--------------------------------------------------------------------------------

Options outstanding at June 30, 1997      697,500     $4.125 to $7.00     $6.10

                             Granted       98,000     $8.50 to $15.25     $9.71
                            Canceled      (22,500)    $5.25 to $12.75    $11.92
                           Exercised     (136,600)     $4.75 to $7.00     $6.84
--------------------------------------------------------------------------------

Options outstanding at June 30, 1998      636,400    $4.125 to $15.25     $6.27
Non-qualified Options Granted              10,000              $5.375    $5.375
                                          -------
                                          646,400    $4.125 to $15.25     $6.27

Options exercisable at June 30,
                            1996          367,500     $4.125 to $7.00     $6.53
                            1997          497,500     $4.125 to $7.00     $6.45
                            1998          440,066     $4.125 to $7.00     $6.11
================================================================================

(1)  Not reported in thousands

     The weighted average fair value of options granted during 1996, 1997 and 1998 was $1.80, $1.84 and $3.38, respectively.

                       PROPHET 21, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.  STOCKHOLDERS' EQUITY (CONTINUED):

     The following table summarizes information concerning outstanding and exercisable options as of June 30, 1998:

--------------------------------------------------------------------------------

                      Options Outstanding                  Options Exercisable

                  --------------------------------------------------------------

                               Weighted       Weighted                  Weighted
 Range of         Number of     Average        Average      Number of    Average
 Exercise         Options(1)   Remaining   Exercise Price    Options    Exercise
  Prices                        Life                                     Price
--------------------------------------------------------------------------------

 $4.125 to $6.00    325,900       7.78          $4.81        197,566      $5.03
  $7.00 to $8.50    315,500       6.34          $7.36        242,500      $7.00
          $15.25      5,000       9.32         $15.25              0        N/A
--------------------------------------------------------------------------------
$4.125 to $15.25    646,400       7.11          $6.27        440,066       $6.11
--------------------------------------------------------------------------------

(1)  Not reported in thousands

     Had the compensation cost for the Company's stock-based compensation plan been recorded consistent with SFAS 123, the Company's net income and diluted net income per common share would approximate the pro forma amounts below:

                                                        June 30,
                                        ----------------------------------------
                                           1996          1997            1998
                                        ------------  ------------  ------------
Net Income:          As reported          $1,350        $2,287          $3,539
                     Pro forma             1,334         2,200           3,317

Income per Share:    As reported          $ 0.34        $ 0.60          $ 0.90
                     Pro forma              0.33          0.57            0.84

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards granted prior to the 1996 fiscal year.

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1996, 1997 and 1998: dividend yield of 0.00%; risk-free interest rates of 5.48%, 6.43% and 6.05%; respectively, the expected life of options is estimated to be 4 years; and a volatility of 32.75% for all grants.

                       PROPHET 21, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.  STOCKHOLDERS' EQUITY (CONTINUED):


     STOCK REPURCHASE PROGRAM:

     In fiscal 1997, the Company's Board of Directors approved resolutions to repurchase up to 600,000 shares of the Company's Common Stock in open market purchases. As of June 30, 1998, the Company had repurchased 442,900 shares at a cost of $2,518,000.


     1997 EMPLOYEE STOCK PURCHASE PLAN:

     In fiscal 1997, the Company's Board of Directors and shareholders approved the adoption of the 1997 Employee Stock Purchase Plan to make available 100,000 shares of the Company's Common Stock for purchase by the Company's employees. As of June 30, 1998, the Company's employees had purchased 9,542 shares at a cost of $99,713.

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





PricewaterhouseCoopers LLP
August 17, 1998

                                                                     SCHEDULE II


                                PROPHET 21, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Allowance for Doubtful Accounts

                        BALANCE AT     CHARGED TO
YEAR ENDED             BEGINNING OF     COSTS AND     DEDUCTIONS     BALANCE AT
  JUNE 30,                PERIOD        EXPENSES      WRITE-OFFS   END OF PERIOD
----------             ------------    ----------     ----------   -------------

  1996.............     $205,000        $247,337       $242,940       $209,397
  1997.............      209,397         232,660        223,946        218,111
  1998.............      218,111         259,404        237,515        240,000