Form 10-Q
period 1998-09-30
PROPHET 21 INC
filed 1998-11-13
CIK 917823

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                           Commission File No. 0-23306


                                PROPHET 21, INC.
                    ----------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                               23-2746447
----------------------------------------    ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


19 West College Ave., Yardley, Pennsylvania                  19067
------------------------------------------- ------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)


                                 (215) 493-8900
                      -------------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes:   X                             No:
                  -----                              -----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 31, 1998:

Class                                          Number of Shares
-----                                          ----------------

Common Stock, $.01 par value                       3,724,974

                        PROPHET 21, INC. AND SUBSIDIARIES





                                TABLE OF CONTENTS
                                                                          Page
                                                                          ----

PART  I.     FINANCIAL INFORMATION....................................     1

     Item 1. Financial Statements.....................................     1

           Consolidated Balance Sheets
           as of June 30, 1998 and
           September 30, 1998 (unaudited)..............................    2

           Consolidated Statements of Operations
           for the three months ended
           September 30, 1997 and 1998 (unaudited).....................    3

           Consolidated Statements of Cash Flows
           for the three months ended
           September 30, 1997 and 1998 (unaudited).....................    4

           Notes to Consolidated Financial Statements (unaudited)......    5

     Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition.............    9

           Results of Operations.......................................    10

           Liquidity and Capital Resources.............................    12

           Year 2000 Compliance........................................    13

PART II.   OTHER INFORMATION...........................................    14

     Item 6. Exhibits and Reports on Form 8-K..........................    14

SIGNATURES ............................................................    15

                          PART I. FINANCIAL INFORMATION




                          Item 1. Financial Statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (In Thousands, Except Shares)


                                                      June 30,     September 30,
                                                        1998            1998
                                                        ----            ----
ASSETS                                                              (Unaudited)
Current assets:
   Cash and cash equivalents...................     $  2,206         $  2,484
   Marketable securities.......................        1,555            1,488
   Accounts receivable, net of allowance for
     doubtful accounts of $240 and $308,
     respectively..............................       17,201           16,148
   Billed and unearned maintenance contracts...        2,016            2,226
   Inventories.................................        1,402            1,261
   Deferred income taxes.......................          203              203
   Prepaid and other current assets............          797              829
                                                    --------         --------
      Total current assets.....................       25,380           24,639
Long-term marketable securities................        2,825            3,175
Equipment and improvements, net................        2,887            2,787
Software development costs, net................        3,410            3,090
Other assets...................................          113               87
                                                    --------         --------
      Total assets.............................     $ 34,615         $ 33,778
                                                    ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................     $  3,690          $  2,494
   Accrued expenses and other liabilities .....        1,540             1,089
   Commissions payable.........................          808               439
   Taxes payable...............................          668               913
   Profit sharing plan contribution payable ...          391               302
   Deferred income ............................        2,451             2,533
                                                    --------          --------
      Total current liabilities ...............        9,548             7,770
                                                    --------          --------
Commitments and contingent liabilities.........           --                --
Deferred income taxes..........................        1,211             1,211
                                                    --------          --------
Stockholders' equity:
   Preferred stock -- $0.01 par value,
     1,500,000 shares authorized; no shares
     issued or outstanding.....................           --                --
   Common stock -- $0.01 par value,
     10,000,000 shares authorized;
     4,153,642 and 4,161,742 shares issued,
     respectively; 3,710,742 and 3,718,842
     outstanding, respectively.................           42                42
   Additional paid-in capital..................       10,386            10,500
   Retained earnings ..........................       15,946            16,773
   Treasury stock at cost, 442,900 shares .....       (2,518)           (2,518)
                                                    ---------         ---------
      Total stockholders' equity ..............       23,856            24,797
                                                    ---------         ---------
      Total liabilities and stockholders'
          equity ..............................     $ 34,615          $ 33,778
                                                    ========          ========

   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                      For the Three Months
                                                       Ended September 30,
                                               ---------------------------------
                                                      1997              1998
                                                      ----              ----

Revenue:
  System sales...............................     $  5,983           $  6,504
  Service and support........................        3,742              4,661
                                                  --------           --------
                                                     9,725             11,165
Cost of revenue:
  System sales...............................        3,454              3,437
  Service and support........................        1,884              2,221
                                                  --------           --------
                                                     5,338              5,658
                                                  --------           --------
     Gross profit............................        4,387              5,507
                                                  --------           --------

Operating expenses:
  Sales and marketing........................        2,099              2,393
  General and administrative.................          655                660
  Research and development...................          789              1,310
                                                  --------           --------
                                                     3,543              4,363
                                                  --------           --------
     Operating income........................          844              1,144
Interest income..............................           86                 72
                                                  --------           --------
Income before taxes..........................          930              1,216
Provision for income taxes...................          335                389
                                                  --------           --------

Net income...................................     $    595           $    827
                                                  ========           ========

Basic earnings per share:
Net income per share.........................     $    .17           $    .22
                                                  ========           ========
Weighted average common shares outstanding...        3,560              3,686
                                                  ========           ========

Diluted earnings per share:
Net income per share.........................     $    .16           $    .21
                                                  ========           ========
Weighted average common and common equivalent
  shares outstanding.........................        3,780              4,023
                                                  ========           ========





   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                          1997           1998
                                                          ----           ----

Cash flows from operating activities:
Net income.........................................      $    595      $    827
                                                         --------      --------

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization..................           333           589
    Provision for losses on accounts receivable....            69            67
Increases (decreases) in operating assets:
    Accounts receivable............................        (1,549)          986
    Billed and unearned maintenance................          (291)         (210)
    Inventories....................................          (524)          141
    Prepaid expenses and other assets..............            74           (32)
    Other assets...................................            --            26
Decreases (increases) in operating liabilities:
    Accounts payable...............................           (64)       (1,196)
    Accrued expenses...............................          (494)         (948)
    Taxes payable..................................            46           374
    Profit sharing plan contribution payable.......            75           (89)
    Deferred income................................            67            82
                                                         --------      --------
    Total adjustments..............................        (2,258)         (210)
                                                         --------      --------
Net cash (used) provided by operating activities...        (1,663)          617
                                                         --------      --------

Cash flows from investing activities:
  Cash purchases of equipment and improvements.....          (340)         (253)
  Software development costs.......................          (564)           --
  Purchase of marketable securities................        (1,475)       (1,200)
  Maturity of marketable securities................         2,700         1,000
                                                         --------      --------
Net cash provided (used) by investing activities...           321          (453)
                                                         --------      --------

Cash flows from financing activities:
  Employee stock purchase plan.....................            --            62
  Stock options exercised including tax benefits...            --            52
                                                         --------      --------
Net cash provided by financing activities..........            --           114
                                                         --------      --------
Net (decrease) increase in cash and cash
  equivalents .....................................        (1,342)          278
Cash and cash equivalents at beginning
  of period........................................         1,829         2,206
                                                         --------      --------
Cash and cash equivalents at end of period.........      $    487      $  2,484
                                                         ========      ========

Supplemental cash flow disclosures:
  Income taxes paid................................      $    351      $     15
                                                         ========      ========

   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                        ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
           (Information for September 30, 1997 and 1998 is unaudited)


NOTE 1 -- BASIS OF PRESENTATION:

     The information presented for September 30, 1998, and for the three-month periods ended September 30, 1997 and 1998, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 1998 and the results of its operations and its cash flows for the three-month periods ended September 30, 1997 and 1998. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1998, which were included as part of the Company's Annual Report on Form 10-K. Certain items in prior year financial statements have been reclassified for comparative purposes.

     The consolidated  financial  statements include the accounts of the Company
and  its  subsidiaries.   All  significant   intercompany   balances  have  been
eliminated.

     Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

NOTE 2 -- CAPITALIZED SOFTWARE DEVELOPMENT COSTS (IN THOUSANDS):

     The Company has capitalized certain software development costs in accordance with the Statement of Financial Accounting Standards Board ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Beginning when the products are offered for sale, the capitalized software development costs are amortized to cost of revenue on a straight-line basis over the lesser of three years or the estimated economic lives of the products.

     Amortization of capitalized software development costs amounted to $426 and $320 in the year ended June 30, 1998, and the three months ended September 30, 1998, respectively. All other research and development costs have been expensed.

                        PROPHET 21, INC. AND SUBSIDIARIES
                        ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
           (Information for September 30, 1997 and 1998 is unaudited)

NOTE 3 -- STOCKHOLDERS' EQUITY:

     Preferred Stock

     The Company has an authorized class of 1,500,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board of Directors may determine.

NOTE 4 -- STOCK REPURCHASE PROGRAM:

     In fiscal 1997, the Company's Board of Directors approved resolutions to repurchase up to 600,000 shares of the Company's Common Stock in open market purchases. The Company has repurchased an aggregate of 442,900 shares at a total cost of $2,518,000. Such shares are held in treasury. The Company's last Common Stock repurchase occurred in the fourth quarter of fiscal 1997.

NOTE 5 -- NEW ACCOUNTING STANDARD:

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

                        PROPHET 21, INC. AND SUBSIDIARIES
                        ---------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
           (Information for September 30, 1997 and 1998 is unaudited)

     The Company adopted SFAS No. 128 during fiscal year 1998 and, as required by the standard, has restated all prior period earnings per share data. The Company's new earnings per share amounts as calculated under SFAS No. 128 are not materially different from those computed under the present accounting standard.

     The following table sets forth the computation of basic and dilutive earnings per share:

                                                  Three Months Ended,
                                                     September 30,
                                                  1997          1998
                                                  ----          ----

     Net Income.........................        $    595      $   827
     Weighted average common shares
       outstanding......................           3,560        3,686
     Basic earnings per share...........        $   0.17      $  0.22
     Effect of dilutive securities:
       Stock Options....................             220          337
     Weighted average common and
       common equivalent shares
       outstanding......................           3,780        4,023
     Diluted earnings per share.........        $   0.16      $  0.21

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

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition. The statement supersedes SOP 91-1 and provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. Prophet offers the various elements individually, and has used the individual prices as a reference for allocation of revenues. SOP 97-2 was adopted by the Company effective July 1, 1998. The adoption of SOP 97-2 did not result in any significant changes to Prophet 21's revenue recognition policy.

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

     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to the computer industry; (ii) the availability of components and parts from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to protect its intellectual property; (v) potential infringement claims against the Company for its software development products;
(vi) the Company's ability to obtain customer maintenance contracts at current levels; (vii) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients; and
(viii) Year 2000 compliance of the Company's and other vendors' products and related issues, including impact of the Year 2000 problem on customer buying patterns.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Revenue. Revenue increased by 14.8%, or $1,440,000, from $9,725,000 in the three months ended September 30, 1997 ("First Quarter of Fiscal 1998") to $11,165,000 in the three months ended September 30, 1998 ("First Quarter of Fiscal 1999"). System sales revenue increased by 8.7% or $521,000, from $5,983,000 in the First Quarter of Fiscal 1998 to $6,504,000 in the First Quarter of Fiscal 1999. This increase was attributable primarily to the increase in sales of the Company's new Servent product, which began in the third quarter of fiscal 1998, and to sales of the Company's Prophet 21 Acclaim product, and, to a lesser extent, the increase in the sale of optional Prophet 21 software. Service and support revenue increased by 24.6% or $919,000, from $3,742,000 in the First Quarter of Fiscal 1998 to $4,661,000 in the First Quarter of Fiscal 1999. This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts, an increase in services performed by the Company in connection with its new Educational Services Division and, to a lesser extent, sales of services related to the Company's Acclaim and new Servent product.

     Gross profit. The Company's gross profit increased by 25.5%, or $1,120,000, from $4,387,000 in the First Quarter of Fiscal 1998 to $5,507,000 in the First Quarter of Fiscal 1999. Gross profit margin increased from 45.1% of revenue in the First Quarter of Fiscal 1998 to 49.3% of revenue in the First Quarter of Fiscal 1999. Gross profit from system sales increased by 21.3%, or $538,000, from $2,529,000 in the First Quarter of Fiscal 1998 to $3,067,000 in the First Quarter of Fiscal 1999. Gross profit margin attributable to system sales increased from 42.3% in the First Quarter of Fiscal 1998 to 47.2% in the First Quarter of Fiscal 1999. The increase in such gross profit and gross profit margin were attributable primarily to the sales of the Company's new Servent product, and to a lesser extent to increased sales of the Company's optional software offerings which carry higher margins. Gross profit from service and support revenue increased by 31.3%, or $582,000, from $1,858,000 in the First Quarter of Fiscal 1998 to $2,440,000 in the First Quarter of Fiscal 1999. Gross profit margin attributable to service and support revenue increased from 49.7% of service and support revenue in the First Quarter of Fiscal 1998 to 52.3% of service and support revenue in the First Quarter of Fiscal 1999. The increase in such gross profit and gross profit margin was attributable primarily to (i) an increase in the number of new users who have entered into maintenance contracts,
(ii) an increase in services performed by the Company in connection with the general release of the new Prophet 21 Servent and Prophet 21 Acclaim products, and (iii) an increase in revenue from the Company's new Educational Service Division. These increases were offset in part by increased staffing.

     Sales and marketing expenses. Sales and marketing expenses increased by 14.0%, or $294,000, from $2,099,000 in the First Quarter of Fiscal 1998 to $2,393,000 in the First Quarter of Fiscal 1999, but decreased slightly as a percentage of revenue from 21.6% to 21.4%, respectively. Such expenses increased in absolute dollars due primarily to increased compensation expenses associated with the Company's increased sales and marketing staffing related to its new product offerings. Sales and marketing expenses decreased as a percentage of revenue as a result of increased sales volume.

     General and administrative expenses. General and administrative expenses remained virtually flat, at $655,000 in the First Quarter of Fiscal 1998 and $660,000 in the First Quarter of Fiscal 1999, but decreased as a percentage of revenue from 6.7% to 5.9%, respectively. Increases in compensation expenses were offset in part by decreased fees paid to the Company's outside professionals. General and administrative expenses decreased as a percentage of revenue as a result of increased sales volume.

     Research and development expenses. Research and development expenses increased by 66.0%, or $521,000, from $789,000 in the First Quarter of Fiscal
1998 to $1,310,000 in the First Quarter of Fiscal 1999, and increased as a percentage of revenue from 8.1% to 11.7%, respectively. Research and development expenses increased in absolute dollars and as a percentage of revenue due primarily to an increase in salary expenses and staffing associated with the Company's new product release.

     Income taxes. The Company's effective tax rate was 36.0% and 32.0% in the First Quarter of Fiscal 1998 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has funded its operations primarily from cash generated by operations and available cash, including funds raised in the Company's initial public offering completed in March 1994. The Company's cash flow provided by operations was $617,000 for the three months ended September 30, 1998.

     The Company's working capital was $11,251,000 and $16,869,000 at September 30, 1997 and 1998, respectively.

     The  Company   invested   $253,000  in  capital   equipment  and  leasehold
improvements in the three months ended September 30, 1998. There are no other material commitments for capital expenditures currently outstanding.

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

     In fiscal 1997, the Company's Board of Directors approved resolutions to repurchase up to 600,000 shares of the Company's Common Stock in open market purchases not to exceed a purchase price of $6.00 per share. The Company has repurchased an aggregate of 442,900 shares at a total cost of $2,518,000. The Company's last Common Stock repurchase occurred in the fourth quarter of fiscal 1997.

     The Company believes that available funds and the cash flow expected to be generated from operations will be adequate to satisfy its current and planned operations for at least the next 24 months.

YEAR 2000 COMPLIANCE

     Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than 2000. This in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Problem". The Company believes that it has sufficiently assessed its state of readiness with respect to its Year 2000 compliance. The Company does not believe that Year 2000 compliance will result in material investments by the Company, nor does the Company anticipate that the Year 2000 Problem will have any adverse effects on the business operations or financial performance of the Company. The Company does not believe that it has any material exposure to the Year 2000 Problem with respect to its own information systems. There can be no assurance, however, that the Year 2000 Problem will not adversely affect the Company's business, operating results and financial condition.

     Some of the Company's older products, which are no longer sold, are not Year 2000 compliant, however, the Company offers compliant upgrades for such products. The Company believes that each of its current products is Year 2000 compliant, however, it has no control over whether software modification made by third parties will be Year 2000 compliant. There can be no assurance that the Company's products will not be integrated by the Company or its customers or interact with non-compliant software or other products which may expose the Company to claims. Additionally, there can be no assurance that such potential instances of non-compliance will not adversely affect the Company's business, operating results and financial condition. The Company has established no reserve for auditing its software products or for correcting Year 2000 compliance issues with such products.

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

                           PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits.

           27   Financial Data Schedule for the period ended September 30, 1998.

      (b)  Reports on Form 8-K.

           No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Prophet 21, Inc.




DATE:  November 13, 1998                    By:/s/ Charles L. Boyle, III
                                               -------------------------
                                               Charles L. Boyle, III,
                                               President and Chief
                                               Executive Officer
                                               (Principal Executive
                                               Officer)



DATE:  November 13, 1998                    By:/s/ Thomas M. Giuliani
                                               ----------------------
                                               Thomas M. Giuliani,
                                               Chief Financial Officer
                                               and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)