Form 10-Q
period 1998-12-31
PROPHET 21 INC
filed 1999-02-10
CIK 917823

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998
                           Commission File No. 0-23306


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


                                 (215) 493-8900
                              ---------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes:     X           No:
                                ---               ---

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 5, 1999:

Class                                          Number of Shares
-----                                          ----------------

Common Stock, $.01 par value                      3,732,864

                        PROPHET 21, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I.      FINANCIAL INFORMATION.....................................     1

     Item 1. Financial Statements......................................     1

         Consolidated Balance Sheets
         as at June 30, 1998 and
         December 31, 1998 (unaudited).................................     2

         Consolidated Statements of  Income
         for the three months and the six months ended
         December 31, 1997 and 1998 (unaudited)........................     3

         Consolidated Statements of Cash Flows
         for the six months ended
         December 31, 1997 and 1998 (unaudited)........................     4

         Notes to Consolidated Financial Statements (unaudited)........     5

     Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition.............     7

         Results of Operations.........................................     8

         Liquidity and Capital Resources...............................     11

         Year 2000 Compliance..........................................     11

PART II.     OTHER INFORMATION.........................................     13

     Item 4. Submission of Matters to a Vote of
             Security Holders..........................................     13

     Item 6. Exhibits and Reports on Form 8-K..........................     13

SIGNATURES ............................................................     14

                          PART I. FINANCIAL INFORMATION


                          Item 1. Financial Statements

                        PROPHET 21, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (In Thousands, Except Shares)


                                                      June 30,      December 31,
                                                        1998            1998
                                                     ---------      ------------
                                                                    (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents.....................      $ 2,206          $ 2,273
  Marketable securities.........................        1,555              835
  Accounts receivable, net of allowance for
    doubtful accounts of $240 and $400,
    respectively................................       17,201           15,894
  Advanced billing..............................        2,016            2,322
  Inventories...................................        1,402            1,535
  Deferred income taxes.........................          203              203
  Prepaid and other current assets..............          797              499
                                                      -------          -------
       Total current assets.....................       25,380           23,561
Long-term marketable securities.................        2,825            4,575
Equipment and improvements, net.................        2,887            2,942
Software development costs, net.................        3,410            2,771
Other assets....................................          113               63
                                                      -------          -------
       Total assets.............................      $34,615          $33,912
                                                      =======          =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................      $ 3,690          $ 2,349
  Accrued expenses and other liabilities .......        1,540              876
  Commissions payable...........................          808              493
  Taxes payable.................................          668              474
  Profit sharing plan contribution payable .....          391              140
  Deferred income ..............................        2,451            2,636
                                                      -------          -------
       Total current liabilities ...............        9,548            6,968
                                                      -------          -------
Deferred income taxes...........................        1,211            1,211
                                                      -------          -------
Commitments and contingent liabilities..........
Stockholders' equity:
  Preferred stock -- $0.01 par value, 1,500,000
    shares authorized; no shares issued or
    outstanding.................................           --               --
  Common stock -- $0.01 par value, 10,000,000
    shares authorized; 4,153,642 and 4,175,164
    shares issued, respectively; 3,710,742 and
    3,732,864 shares outstanding, respectively             42               42
  Additional paid-in capital....................       10,386           10,569
  Retained earnings ............................       15,946           17,640
  Treasury stock at cost, 442,900 shares........       (2,518)          (2,518)
                                                      -------          --------
       Total stockholders' equity ..............       23,856           25,733
                                                      -------          -------
       Total liabilities and stockholders' equity     $34,615          $33,912
                                                      =======          =======


   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                  For the Three Months       For the Six Months
                                   Ended December 31,        Ended December 31,
                                 -----------------------   ---------------------
                                   1997         1998         1997         1998
                                   ----         ----         ----         ----
Revenue:
  System sales..............      $ 6,428     $ 6,801      $12,411      $13,305
  Service and support.......        3,885       5,335        7,627        9,996
                                  -------     -------      -------      -------
                                   10,313      12,136       20,038       23,301
                                  -------     -------      -------      -------
Cost of revenue:
  System sales..............        3,646       3,303        7,100        6,740
  Service and support.......        1,929       2,507        3,811        4,728
                                  -------     -------      -------      -------
                                    5,575       5,810       10,911       11,468
                                  -------     -------      -------      -------
     Gross profit...........        4,738       6,326        9,127       11,833
                                  -------     -------      -------      -------

Operating expenses:
  Sales and marketing.......        2,307       3,112        4,403        5,505
  General and administrative          734         687        1,388        1,347
  Research and development..          746       1,330        1,541        2,640
                                  -------     -------      -------      -------
                                    3,787       5,129        7,332        9,492
                                  -------     -------      -------      -------
     Operating income.......          951       1,197        1,795        2,341
Interest income.............           71          75          157          147
                                  -------     -------      -------      -------
Income before taxes.........        1,022       1,272        1,952        2,488
Provision for income taxes..          368         405          703          794
                                  -------     -------      -------      -------


Net income..................      $   654     $   867      $ 1,249      $ 1,694
                                  =======     =======      =======      =======

Basic earnings per share:
Net income per share........      $  0.18     $  0.23      $  0.35      $  0.46
                                  =======     =======      =======      =======
Weighted average common
  shares outstanding........        3,560       3,724        3,560        3,720
                                  =======     =======      =======      =======

Diluted earnings per share:
Net income per share........      $  0.17     $  0.22      $  0.33      $  0.43
                                  =======     =======      =======      =======
Weighted average common
  and common equivalent shares
  outstanding...............        3,879       4,014        3,835        4,036
                                  =======     =======      =======      =======




   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                  Six Months Ended December 31,
                                               ---------------------------------
                                                          1997           1998
                                                          ----           ----
Cash flows from operating activities:
Net income.........................................     $ 1,249        $ 1,694
                                                        -------        -------

Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization...................         673          1,194
   Provision for losses on accounts receivable.....         207            155
(Increases) decreases in operating assets:
   Accounts receivable.............................        (691)         1,152
   Advanced billing................................        (337)          (306)
   Inventories.....................................        (844)          (133)
   Prepaid expenses and other assets...............         200            298
   Other assets....................................          --             50
(Decreases) increases in operating liabilities:
   Accounts payable................................      (1,089)        (1,341)
   Accrued expenses................................        (433)        (1,143)
   Taxes payable...................................         (77)           (30)
   Profit sharing plan contribution payable........         164           (251)
   Deferred income.................................          86            185
                                                        -------        -------
   Total adjustments...............................      (2,141)          (170)
                                                        -------        -------
Net cash (used) provided by operating activities...        (892)         1,524
                                                        -------        -------

Cash flows from investing activities:
   Cash purchases of equipment and improvements....        (784)          (790)
   Software development costs......................      (1,213)            --
   Purchase of marketable securities...............      (1,475)        (2,600)
   Maturity of marketable securities...............       2,700          1,750
                                                        -------        -------
Net cash used by investing activities..............        (772)        (1,640)
                                                        -------        -------

Cash flows from financing activities:
   Employee stock purchase plan....................          --             55
   Stock options exercised including tax benefits..          11            128
                                                        -------        -------
Net cash provided by financing activities..........          11            183
                                                        -------        -------
Net (decrease) increase in cash and cash
  equivalents......................................      (1,653)            67
Cash and cash equivalents at beginning of
  period...........................................       1,829          2,206
                                                        -------        -------
Cash and cash equivalents at end of period.........     $   176        $ 2,273
                                                        =======        =======
Supplemental cash flow disclosures:
   Income taxes paid...............................     $   756        $   823
                                                        =======        =======




   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                        ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
            (Information for December 31, 1997 and 1998 is unaudited)


NOTE 1 -- BASIS OF PRESENTATION:

     The information presented for December 31, 1998, and for the three-month and the six-month periods ended December 31, 1997 and 1998, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of December 31, 1998 and the results of its operations and its cash flows for the three-month and the six-month periods ended December 31, 1997 and 1998. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1998, which were included as part of the Company's Annual Report on Form 10-K.

     The consolidated  financial  statements include the accounts of the Company
and  its  subsidiaries.   All  significant   intercompany   balances  have  been
eliminated.

     Certain items in prior period financial statements have been reclassified for comparative purposes.

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

     Amortization of capitalized software development amounted to $639 in the six months ended December 31, 1998. All other research and development costs have been expensed.

                        PROPHET 21, INC. AND SUBSIDIARIES
                        ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
            (Information for December 31, 1997 and 1998 is unaudited)

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

NOTE 5 -- NEW ACCOUNTING STANDARDS:

     SFAS No. 130 "Reporting Comprehensive Income", which was issued in June 1997, is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. The Company believes that it does not have a significant amount of comprehensive income (loss), as defined, if any. Accordingly, the Company believes that this statement will not have a material effect on its future financial statement presentations.

     In June 1997, SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" was also issued. This pronouncement is effective for fiscal years beginning after December 15, 1997 and requires disclosures about operating segments and enterprise-wide disclosures about products and services, geographic areas and major customers. Accordingly, the Company believes that this statement will not have a material effect on its future financial statement presentations.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition. The statement supersedes SOP 91-1 and provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. The Company offers the various elements individually, and has used the individual prices as a basis for allocation of revenues. SOP 97-2 was adopted by the Company effective July 1, 1998. The adoption of SOP 97-2 did not result in any significant changes to the Company's revenue recognition policy.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL

     The Company provides innovative software solutions that meet the changing business demands of distribution operations within the extended supply chain. Prophet 21 develops, markets and supports a complete suite of Year 2000 compliant, distribution-centric enterprise applications for either Windows NT or UNIX for finance, order management, inventory management, purchasing and electronic commerce. In addition, Prophet 21 provides industry-specific, distribution-centric enterprise solutions for select markets including industrial, automotive, aerospace and defense, electrical supply, electronics, and plumbing and HVAC.

     The Company's revenue is derived primarily from the sale of either Prophet 21 Acclaim or Prophet 21 Wholesale (formerly known as Prophet 21 Servent) Software Solutions. Other sources of revenue include: customer support maintenance contracts, equipment maintenance (when purchased via Prophet 21), the sale of optional third-party software products and training services provided by the Company's Educational Services department which began operations in fiscal 1998. Each Prophet 21 Acclaim Solution includes the Prophet 21 Acclaim Software, an IBM RISC System/6000 computer, various optional third-party software products and hardware components, training, support and installation. Each Prophet 21 Wholesale Solution includes the Prophet 21 Wholesale Software, training, support and installation. The Company's Educational Services department develops a variety of educational tools and programs to train customers in the Prophet 21 Systems. Such programs include interactive computer-based training, video training and remote training. The Company's cost of revenue consists principally of the costs of hardware components, customer support, installation and training and, to a lesser extent, third-party software.

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

     In the second quarter of fiscal 1998, the Company introduced its newest product, Prophet 21 Wholesale, a fully integrated Microsoft Windows NT-based client/server software suite. Prophet 21 Wholesale is targeted for medium-sized companies looking to solve their distribution-centric business requirements with a Windows NT client/server solution. These companies desire a solution that provides a transaction-intensive sales order management and inventory management solution to meet their customer service needs. They also require a solution that integrates with an accounting solution and can be implemented in a cost-effective manner. The Prophet 21 Wholesale product is suitable for distribution-oriented companies, as well as businesses that have a distribution component of their own. The general release of Prophet 21 Wholesale began in the third quarter of fiscal 1998.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

     Revenue. Revenue increased by 17.7% or $1,823,000 from $10,313,000 in the three months ended December 31, 1997 ("Second Quarter of Fiscal 1998") to $12,136,000 in the three months ended December 31, 1998 ("Second Quarter of Fiscal 1999"). System sales revenue increased by 5.8%, or $373,000, from $6,428,000 in the Second Quarter of Fiscal 1998 to $6,801,000 in the Second Quarter of Fiscal 1999. This increase was attributable primarily to the increase in sales of the Company's Prophet 21 Wholesale product, which began in the third quarter of fiscal 1998. Service and support revenue increased by 37.3%, or $1,450,000 from $3,885,000 in the Second Quarter of Fiscal 1998 to $5,335,000 in the Second Quarter of Fiscal 1999. This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts, an increase in services performed by the Company in connection with its Educational Services department and, to a lesser extent, sales of consulting services.

     Gross profit. The Company's gross profit increased by 33.5%, or $1,588,000, from $4,738,000 in the Second Quarter of Fiscal 1998 to $6,326,000 in the Second Quarter of Fiscal

1999. Gross profit margin increased from 45.9% of revenue in the Second Quarter of Fiscal 1998 to 52.1% of revenue in the Second Quarter of Fiscal 1999. Gross profit from system sales increased by 25.7%, or $716,000 from $2,782,000 in the Second Quarter of Fiscal 1998 to $3,498,000 in the Second Quarter of Fiscal 1999. Gross profit margin attributable to system sales increased from 43.3% of system sales revenue in the Second Quarter of Fiscal 1998 to 51.4% in the Second Quarter of Fiscal 1999. The increase in such gross profit and gross profit margin was attributable primarily to favorable sales mix, with a larger percentage of revenue being derived from sales of the Company's Prophet 21 Wholesale product. Sales of Prophet 21 Wholesale do not include hardware. Sales of hardware have a higher cost of revenue than do software-only sales. Gross profit from service and support revenue increased by 44.6%, or $872,000, from $1,956,000 in the Second Quarter of Fiscal 1998 to $2,828,000 in the Second Quarter of Fiscal 1999. Gross profit margin attributable to service and support revenue increased from 50.3% of service and support revenue in the Second
Quarter of Fiscal 1998 to 53.0% in the Second Quarter of Fiscal 1999. The increase in such gross profit and gross profit margin was attributable primarily to (i) an increase in the number of new users who have entered into maintenance contracts, (ii) an increase in consulting services performed by the Company, and
(iii) an increase in revenue from the Company's Educational Services department. These increases were offset in part by the costs associated with increased staffing required by the Company's continued growth.

     Sales and marketing expenses. Sales and marketing expenses increased by 34.9%, or $805,000, from $2,307,000 in the Second Quarter of Fiscal 1998 to $3,112,000 in the Second Quarter of Fiscal 1999, and increased as a percentage of revenue from 22.4% to 25.6%, respectively. Such expenses increased in absolute dollars and as a percentage of revenue due primarily to increased compensation expenses associated with the Company's increased sales staffing and increased investment in marketing.

     General and administrative expenses. General and administrative expenses decreased by 6.4%, or $47,000, from $734,000 in the Second Quarter of Fiscal 1998 to $687,000 in the Second Quarter of Fiscal 1999, and decreased as a percentage of revenue from 7.1% to 5.7%, respectively. The decrease in such expenses in absolute dollars was due primarily to decreased fees paid to the Company's outside professionals. General and administrative expenses decreased as a percentage of revenue primarily as a result of increased sales volume.

     Research and development expenses. Research and development expenses increased by 78.3%, or $584,000, from $746,000 in the Second Quarter of Fiscal 1998 to $1,330,000 in the Second Quarter of Fiscal 1999, and increased as a percentage of revenue from 7.2% to 11.0%, respectively. Research and development expenses increased in absolute dollars and as a percentage of revenue due primarily to an increase in salary expenses and staffing associated with the Company's new product release, Prophet 21 Wholesale.

     Income taxes.  The Company's  effective tax rate was 36.0% and 31.8% in the
Second   Quarter  of  Fiscal  1998  and  the  Second  Quarter  of  Fiscal  1999,
respectively.

     SIX MONTHS ENDED DECEMBER 31, 1996 AND 1997

     Revenue. Revenue increased by 16.3%, or $3,263,000, from $20,038,000 in the first six months of fiscal 1998 to $23,301,000 in the first six months of fiscal 1999. System sales revenue increased by 7.2%, or $894,000, from $12,411,000 in the first six months of fiscal 1998 to $13,305,000 in the first six months of fiscal 1999. This increase was attributable primarily to the increase in sales of the Company's Prophet 21 Wholesale product, which began in the third quarter of fiscal 1998. Service and support revenue increased by 31.1%, or $2,369,000, from $7,627,000 in the first six months of fiscal 1998 to $9,996,000 in the first six months of fiscal 1999. This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts, an increase in services performed by the Company in connection with its Educational Services department and, to a lesser extent, sales of consulting services.

     Gross profit. The Company's gross profit increased by 29.6%, or $2,706,000, from $9,127,000 in the first six months of fiscal 1998 to $11,833,000 in the first six months of fiscal 1999. Gross profit margin increased from 45.5% of revenue in the first six months of fiscal 1998 to 50.8% of revenue in the first six months of fiscal 1999. Gross profit from system sales increased by 23.6%, or $1,254,000, from $5,311,000 in the first six months of fiscal 1998 to $6,565,000 in the first six months of fiscal 1999. Gross profit margin attributable to system sales increased from 42.8% of system sales revenue in the first six months of fiscal 1998 to 49.3% in the first six months of fiscal 1999. The increase in such gross profit and gross profit margin was attributable primarily to favorable sales mix, with a larger percentage of revenue being derived from sales of the Company's Prophet 21 Wholesale product, and to a lesser extent to increased sales of the Company's optional software offerings, each of which carries higher margins. Gross profit from service and support revenue increased by 38.1%, or $1,452,000, from $3,816,000 in the first six months of fiscal 1998 to $5,268,000 in the first six months of fiscal 1999. Gross profit margin attributable to service and support revenue increased from 50.0% of service and support revenue in the first six months of fiscal 1998 to 52.7% in the first six months of fiscal 1999. The increase in such gross profit and gross profit margin was attributable primarily to (i) an increase in the number of new users who have entered into maintenance contracts, (ii) an increase in services performed by the Company in connection with the general release of the Prophet 21 Wholesale and Prophet 21 Acclaim products, and (iii) an increase in revenue from the Company's Educational Services department. These increases were offset in part by the costs associated with increased staffing required by the Company's continued growth.

     Sales and marketing expenses. Sales and marketing expenses increased by 25.0%, or $1,102,000, from $4,403,000 in the first six months of fiscal 1998 to $5,505,000 in the first six months of fiscal 1999, and increased as a percentage of revenue from 22.0% to 23.6%, respectively. Such expenses increased in absolute dollars and as a percentage of revenue due primarily to increased compensation expenses associated with the Company's increased sales staffing and increased investment in marketing.

     General and administrative expenses. General and administrative expenses decreased by 3.0%, or $41,000, from $1,388,000 in the first six months of fiscal 1998 to $1,347,000 in the first six months of fiscal 1999, and decreased as a percentage of revenue from 6.9% to 5.8%, respectively. Decreases in the
Company's outside professional fees were offset in part by increased compensation expenses. General and administrative expenses decreased as a percentage of revenue primarily as a result of increased sales volume.

     Research and development expenses. Research and development expenses increased by 71.3%, or $1,099,000, from $1,541,000 in the first six months of fiscal 1998 to $2,640,000 in the first six months of fiscal 1999, and increased as a percentage of revenue from 7.7% to 11.3%, respectively. Research and development expenses increased in absolute dollars and as a percentage of revenue due primarily to an increase in salary expenses and staffing associated with the Company's new product release, Prophet 21 Wholesale.

     Income taxes. The Company's effective tax rate was 36.0% and 31.9% in the first six months of fiscal 1998 and the first six months of fiscal 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has funded its operations primarily from cash generated by operations and available cash, including funds raised in the Company's initial public offering completed in March 1994. The Company's cash flow provided by operations was $1,524,000 for the six months ended December 31, 1998.

     The Company's working capital was $10,708,000 and $16,593,000 at December 31, 1997 and 1998, respectively.

     The  Company   invested   $790,000  in  capital   equipment  and  leasehold
improvements in the six months ended December 31, 1998. There are no other material commitments for capital expenditures currently outstanding.

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

     Although the Company believes its products are Year 2000 compliant, the purchasing patterns of customers and potential customers may be affected by issues associated with the Year 2000 Problem. As companies expend significant resources to correct their current data storage solutions, these expenditures may result in reduced funds to purchase products such as those offered by the Company. There can be no assurance that the Year 2000 Problem will not adversely affect the Company's business, operating results and financial condition. Conversely, the Year 2000 Problem may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for the Company's products.

                           PART II. OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders of the Company was held on October 22, 1998.

     There were 3,548,022 shares present at the meeting in person or by proxy. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

Nominee                                          For               Withheld
-------                                          ---               --------

John E. Meggitt, Ph.D.                       3,505,972               42,050
Charles L. Boyle, III                        3,505,972               42,050
Dorothy M. Meggitt                           3,505,972               42,050
Louis J. Cissone                             3,505,972               42,050
Mark A. Timmerman                            3,505,972               42,050

     Additionally, a vote was taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending June 30, 1999. Of the 3,548,022 shares present at the meeting in person or by proxy, 3,540,827 shares were voted in favor of such proposal, 3,745 shares were voted against such proposal, and 3,450 shares abstained from voting.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         Exhibit No.               Description of Exhibit
         -----------               ----------------------

         27                        Financial Data Schedule.

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Prophet 21, Inc.




DATE:  February 10, 1999                    By:/s/ Charles L. Boyle, III
                                               --------------------------------
                                               Charles L. Boyle, III,
                                               President and Chief
                                               Executive Officer
                                                (Principal Executive Officer)


DATE:  February 10, 1999                    By:/s/ Thomas M. Giuliani
                                               ------------------------------
                                               Thomas M. Giuliani,
                                               Chief Financial Officer and
                                               Treasurer
                                                (Principal Financial and
                                                 Accounting Officer)