Form 10-Q
period 1999-03-31
PROPHET 21 INC
filed 1999-05-13
CIK 917823

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                           Commission File No. 0-23306

                                PROPHET 21, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                    23-2746447
----------------------------------      ----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


19 West College Ave., Yardley, Pennsylvania                   19067
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

                 Yes:   X                           No:
                      ----                             ----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 1999:

             Class                                     Number of Shares
             -----                                     ----------------

 Common Stock, $.01 par value                             3,741,027

                        PROPHET 21, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                          Page
                                                                          ----

PART I.        FINANCIAL INFORMATION......................................  1

     Item 1.        Financial Statements..................................  1

               Consolidated Balance Sheets
               as at June 30, 1998 and
               March 31, 1999 (unaudited).................................  2

               Consolidated Statements of Income
               for the three months and the nine months ended
               March 31, 1998 and 1999 (unaudited) .......................  3

               Consolidated Statements of Cash Flows
               for the nine months ended
               March 31, 1998 and 1999 (unaudited) .......................  4

               Notes to Consolidated Financial Statements
               (unaudited) ...............................................  5

     Item 2.        Management's Discussion and Analysis of
                    Results of Operations and Financial Condition.........  7

               Results of Operations......................................  8

               Liquidity and Capital Resources............................ 11

               Year 2000 Compliance....................................... 11


PART II.       OTHER INFORMATION.......................................... 13

     Item 6.        Exhibits and Reports on Form 8-K...................... 13


SIGNATURES................................................................ 14

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                        PROPHET 21, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (In Thousands, Except Shares)

                                                                      June 30,           March 31,
                                                                        1998               1999
                                                                     ---------          ----------
                                                                                        (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...............................          $  2,206            $  1,350
  Marketable securities...................................             1,555                 835
  Accounts receivable, net of allowance for
    doubtful accounts of $240 and $501, respectively......            17,201              15,502
  Advanced billing........................................             2,016               2,396
  Inventories.............................................             1,402               1,840
  Deferred income taxes...................................               203                 203
  Prepaid expenses and other current assets...............               797               1,168
                                                                    --------            --------
         Total current assets.............................            25,380              23,294
Long-term marketable securities...........................             2,825               4,575
Equipment and improvements, net...........................             2,887               3,130
Software development costs, net...........................             3,410               2,451
Other assets..............................................               113                  38
                                                                    --------            --------
         Total assets.....................................          $ 34,615            $ 33,488
                                                                    ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................          $  3,690            $  1,981
  Accrued expenses and other liabilities..................             1,540                 889
  Commissions payable.....................................               808                 298
  Sales taxes payable.....................................               650                 440
  Income taxes payable....................................                18                  --
  Profit sharing plan contribution payable ...............               391                  13
  Deferred income ........................................             2,451               2,650
                                                                    --------            --------
         Total current liabilities .......................             9,548               6,271
                                                                    --------            --------
Deferred income taxes.....................................             1,211               1,211
                                                                    --------            --------
Commitments and contingent liabilities
Stockholders' equity:
  Preferred stock -- $0.01 par value, 1,500,000
     shares authorized; no shares issued or outstanding...                --                  --
  Common stock -- $0.01 par value, 10,000,000 shares
     authorized; 4,153,642 and 4,182,939 shares issued,
     respectively; 3,710,742 and 3,740,039 shares
     outstanding, respectively............................                42                  42
  Additional paid-in capital..............................            10,386              10,644
  Retained earnings ......................................            15,946              17,838
  Treasury stock at cost, 442,900 shares..................            (2,518)             (2,518)
                                                                    --------            --------
         Total stockholders' equity ......................            23,856              26,006
                                                                    --------            --------
         Total liabilities and stockholders' equity ......          $ 34,615            $ 33,488
                                                                    ========            ========




   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                 For the Three Months             For the Nine Months
                                                   Ended March 31,                  Ended March 31,
                                              ------------------------        ---------------------------
                                                 1998           1999              1998           1999
                                                 ----           ----              ----           ----
Revenue:
  System sales........................        $   7,415    $     6,039      $    19,826     $    19,344
  Service and support.................            4,292          5,496           11,919          15,492
                                              ---------    -----------      -----------     -----------
                                                 11,707         11,535           31,745          34,836
                                              ---------    -----------      -----------     -----------
Cost of revenue:
  System sales........................            3,739          3,344           10,839          10,084
  Service and support.................            2,344          2,617            6,155           7,345
                                              ---------    -----------      -----------     -----------
                                                  6,083          5,961           16,994          17,429
                                              ---------    -----------      -----------     -----------
  Gross profit........................            5,624          5,574           14,751          17,407
                                              ---------    -----------      -----------     -----------

Operating expenses:
  Sales and marketing.................            2,717          2,971            7,120           8,476
  Research and development............              947          1,677            2,488           4,317
  General and administrative..........              699            706            2,087           2,053
                                              ---------    -----------      -----------     -----------
                                                  4,363          5,354           11,695          14,846
                                              ---------    -----------      -----------     -----------
     Operating income.................            1,261            220            3,056           2,561
Interest income.......................               78             74              236             221
                                              ---------    -----------      -----------     -----------
Income before taxes...................            1,339            294            3,292           2,782
Provision for income taxes............              482             96            1,185             890
                                              ---------    -----------      -----------     -----------

Net income............................        $     857    $       198      $     2,107     $     1,892
                                              =========    ===========      ===========     ===========
Basic earnings per share:
Net income per share..................        $    0.24    $      0.05      $      0.59     $      0.51
                                              =========    ===========      ===========     ===========
Weighted average common
  shares outstanding..................            3,594          3,733           3,571           3,725
                                              =========    ===========      ===========     ===========
Diluted earnings per share:
Net income per share..................        $    0.22    $      0.05      $      0.55     $      0.48
                                              =========    ===========      ===========     ===========
Weighted average common and
  common equivalent shares
  outstanding.........................            3,969          4,040            3,884           4,037
                                              =========    ===========      ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                     For the Nine Months Ended
                                                                              March 31,
                                                                    ----------------------------
                                                                       1998            1999
                                                                       ----            ----
Cash flows from operating activities:
Net income..................................................        $   2,107        $   1,892
                                                                    ---------        ---------
Adjustments to reconcile  net income to net
   cash provided by (used by) operating activities:
     Depreciation and amortization..........................            1,095            1,893
     Gain on sale of equipment..............................               (3)              (3)
     Provision for losses on accounts receivable............              210              261
(Increases) Decreases in operating assets:
     Accounts receivable....................................           (2,868)           1,438
     Advanced billing.......................................             (101)            (380)
     Inventories............................................             (610)            (438)
     Prepaid expenses and other current assets..............               28             (371)
     Other assets...........................................               --               75
(Decreases) Increases in operating liabilities:
     Accounts payable.......................................             (209)          (1,709)
     Accrued expenses.......................................              440           (1,161)
     Taxes payable..........................................              137             (228)
     Profit sharing plan contribution payable...............               (5)            (378)
     Deferred income........................................              247              199
                                                                    ---------        ---------
     Total adjustments......................................           (1,639)            (802)
                                                                    ---------        ---------
Net cash provided by operating activities...................              468            1,090
                                                                    ---------        ---------
Cash flows from investing activities:
  Cash purchases of equipment...............................           (1,188)          (1,354)
  Software development costs................................           (1,566)              --
  Purchases of marketable securities........................           (2,975)          (2,600)
  Maturity of marketable securities.........................            5,470            1,750
                                                                    ---------        ---------
Net cash used by investing activities.......................             (259)          (2,204)
                                                                    ---------        ---------
Cash flows from financing activities:
  Stock options exercised...................................              831              258
                                                                    ---------        ---------
Net cash provided by financing activities...................              831              258
                                                                    ---------        ---------
Net increase (decrease) in cash and cash equivalents........            1,040             (856)
Cash and cash equivalents at beginning of period............            1,829            2,206
                                                                    ---------        ---------
Cash and cash equivalents at end of period..................        $   2,869        $   1,350
                                                                    =========        =========
Supplemental cash flow disclosures:
  Income taxes paid.........................................        $   1,046        $   1,393
                                                                    =========        =========

   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
             (Information for March 31, 1998 and 1999 is unaudited)


NOTE 1 -- BASIS OF PRESENTATION:

     The information presented for March 31, 1999, and for the three-month and the nine-month periods ended March 31, 1998 and 1999, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 1999 and the results of its operations and its cash flows for the three-month and the nine-month periods ended March 31, 1998 and 1999. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1998 which were included as part of the Company's Annual Report on Form 10-K.

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


NOTE 2 -- CAPITALIZED SOFTWARE DEVELOPMENT COSTS (IN THOUSANDS):

     The Company has capitalized certain software development costs in accordance with the Statement of Financial Accounting Standards Board ("SFAS") No. 86. Such costs were capitalized only after technological feasibility had been demonstrated. Beginning when the products were offered for sale, the software development costs are amortized to cost of revenue on a straight-line basis over the lesser of three years or the estimated economic lives of the products.

     Amortization of capitalized software development amounted to $959 in the nine months ended March 31, 1999. All other research and development costs have been expensed.

                        PROPHET 21, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
             (Information for March 31, 1998 and 1999 is unaudited)
                                   (Continued)


NOTE 3 -- STOCKHOLDERS' EQUITY:

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


NOTE 5 -- NEW ACCOUNTING STANDARDS:

        In October 1997, the American Institute of Certified Public Accounts issued Statement of Position (SOP) 97-2, Software Revenue Recognition. The statement supersedes SOP 91-1 and provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. The Company offers the various elements individually, and has used the individual prices as a basis for allocation of revenues. SOP 97-2 was adopted by the Company effective July 1, 1998. The adoption of SOP 97-2 did not result in significant changes to the Company's revenue recognition policy.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     Revenue. Revenue remained relatively flat at $11,707,000 in the three months ended March 31, 1998 ("Third Quarter of Fiscal 1998") and $11,535,000 in the three months ended March 31, 1999 ("Third Quarter of Fiscal 1999"). System sales revenue decreased by 18.6%, or $1,376,000, from $7,415,000 in the Third Quarter of Fiscal 1998 to $6,039,000 in the Third Quarter of Fiscal 1999. Third quarter performance of fiscal 1999 was attributable to the corporate focus on larger system sales as well as changes made in preparation of Prophet 21 Wholesale's general release into the wholesale distribution market. Prophet 21 focused attention on larger accounts which typically require a longer sales cycle than traditionally targeted Prophet 21 customers. Service and support revenue increased by 28.1%, or $1,204,000 from $4,292,000 in the Third Quarter of Fiscal 1998 to $5,496,000 in the Third Quarter of Fiscal 1999. This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts and an increase in services performed by the Company in connection with its consulting services and educational services.

     Gross profit. The Company's gross profit remained relatively constant at $5,624,000 in the Third Quarter of Fiscal 1998 and $5,574,000 in the Third Quarter of Fiscal 1999. Gross profit margin increased slightly from 48.0% of revenue in the Third Quarter of Fiscal 1998 to 48.3% of revenue in the Third Quarter of Fiscal 1999. Gross profit from system sales decreased by 26.7%, or $981,000, from $3,676,000 in the Third Quarter of Fiscal 1998 to $2,695,000 in the Third Quarter of Fiscal 1999. Gross profit margin attributable to system sales decreased from 49.6% of system sales revenue in the Third Quarter of Fiscal 1998 to 44.6% in the Third Quarter of Fiscal 1999. The decrease in such gross profit margin was attributable primarily to a change in the product mix which favored the Acclaim product, which carries a lower margin. Gross profit from service and support revenue increased by 47.8%, or $931,000, from $1,948,000 in the Third Quarter of Fiscal 1998 to $2,879,000 in the Third Quarter of Fiscal 1999. Gross profit margin attributable to service and support revenue increased from 45.4% of service and support revenue in the Third Quarter of Fiscal 1998 to 52.4% of service and support revenue in the Third Quarter of Fiscal 1999. The increase in such gross profit and gross profit margin was attributable primarily to (i) an increase in the number of new users who have entered into maintenance contracts, (ii) an increase in consulting services performed by the Company, and (iii) an increase in revenue from the Company's education services. These increases were offset in part by the costs associated with increased staffing required by the Company's continued growth.

     Sales and marketing expenses. Sales and marketing expenses increased by 9.3%, or $254,000, from $2,717,000 in the Third Quarter of Fiscal 1998 to $2,971,000 in the Third Quarter of Fiscal 1999, and increased as a percentage of revenue from 23.2% to 25.8%, respectively. Such expenses increased in absolute dollars and as a percentage of revenue due primarily to increased compensation expenses associated with the Company's increased sales staffing and increased investment in marketing.

     Research and development expenses. Research and development expenses increased by 77.1%, or $730,000, from $947,000 in the Third Quarter of Fiscal
1998 to $1,677,000 in the Third Quarter of Fiscal 1999, and increased as a percentage of revenue from 8.1% to 14.5%, respectively. Research and development expenses increased in absolute dollars and as a percentage of revenue due primarily to an increase in salary expenses and staffing and the use of outside professional services associated with the Company's new product release, Prophet 21 Wholesale.

     General and administrative expenses. General and administrative expenses remained virtually flat at $699,000 in the Third Quarter of Fiscal 1998 and $706,000 in the Third Quarter of Fiscal 1999, and as a percentage of revenue at 6.0% and 6.1%, respectively. Increases in compensation expenses were offset in part by decreased fees paid to the Company's outside professionals.

     Income taxes. The Company's effective tax rate was 36.0% and 32.7% in the Third Quarter of Fiscal 1998 and 1999, respectively.

     NINE MONTHS  ENDED MARCH 31, 1998  COMPARED TO NINE MONTHS  ENDED MARCH 31,
     1999

     Revenue. Revenue increased by 9.7%, or $3,091,000 from $31,745,000 in the first nine months of fiscal 1998 to $34,836,000 in the first nine months of fiscal 1999. System sales revenue decreased by 2.4%, or $482,000, from $19,826,000 in the first nine months of fiscal 1998 to $19,344,000 in the first nine months of fiscal 1999. This decrease was attributable primarily to the corporate focus on larger system sales as well as changes made in preparation of Prophet 21 Wholesale's general release into the wholesale distribution market. Prophet 21 focused attention on larger accounts which typically require a longer sales cycle than traditionally targeted Prophet 21 customers. Service and support revenue increased by 30.0%, or $3,573,000, from $11,919,000 in the first nine months of fiscal 1998 to $15,492,000 in the first nine months of fiscal 1999. This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts and an increase in services performed by the Company in connection with its education services and, to a lesser extent, sales of consulting services.

     Gross profit. The Company's gross profit increased by 18.0%, or $2,656,000, from $14,751,000 in the first nine months of fiscal 1998 to $17,407,000 in the first nine months of fiscal 1999. Gross profit margin increased from 46.5% of revenue in the first nine months of fiscal 1998 to 50.0% of revenue in the first nine months of fiscal 1999. Gross profit from system sales increased by 3.0%, or $273,000, from $8,987,000 in the first nine months of fiscal 1998 to $9,260,000 in the first nine months of fiscal 1999. Gross profit margin attributable to system sales increased from 45.3% of system sales revenue in the first nine months of fiscal 1998 to 47.9% in the first nine months of fiscal 1999. The increase in such gross profit and gross profit margin was attributable primarily to favorable sales mix, with a larger percentage of revenue being derived from sales of the Company's Prophet 21 Wholesale product and, to a lesser extent, to increased sales of the Company's optional software offerings, each of which carries higher margins. Gross profit from service and support revenue increased by 41.3%, or $2,383,000, from $5,764,000 in the first nine months of fiscal 1998 to $8,147,000 in the first nine months of fiscal 1999. Gross profit margin attributable to service and support revenue increased from 48.4% of service and support revenue in the first nine months of fiscal 1998 to 52.6% in the first nine months of fiscal 1999. The increase in such gross profit and gross profit margin was attributable primarily to (i) an increase in the number of new users who have entered into maintenance contracts, (ii) an increase in services performed by the Company in connection with the general release of the Prophet 21 Wholesale and Prophet 21 Acclaim products, and (iii) an increase in revenue from the Company's education services. These increases were offset in part by the costs associated with increased staffing required by the Company's continued growth.

     Sales and marketing expenses. Sales and marketing expenses increased by 19.0%, or $1,356,000, from $7,120,000 in the first nine months of fiscal 1998 to $8,476,000 in the first nine months of fiscal 1999, and increased as a percentage of revenue from 22.4% to 24.3%, respectively. Such expenses increased in absolute dollars and as a percentage of revenue due primarily to increased compensation expenses associated with the Company's increased sales staffing and increased investment in marketing.

     Research and development expenses. Research and development expenses increased by 73.5%, or $1,829,000, from $2,488,000 in the first nine months of fiscal 1998 to $4,317,000 in the first nine months of fiscal 1999, and increased as a percentage of revenue from 7.8% to 12.4%, respectively. Research and development expenses increased in absolute dollars and as a percentage of revenue due primarily to an increase in salary expenses and professional fees associated with the Company's new product release, Prophet 21 Wholesale.

     General and administrative expenses. General and administrative expenses decreased slightly by 1.6%, or $34,000, from $2,087,000 in the first nine months of fiscal 1998 to $2,053,000 in the first nine months of fiscal 1999, and decreased as a percentage of revenue from 6.6% to 5.9%, respectively. Increases in compensation expenses were offset in part by decreased fees paid to the Company's outside professionals. General and administrative expenses decreased as a percentage of revenue primarily as a result of increased sales volume.

     Income taxes. The Company's effective tax rate was 36.0% and 32.0% in the first nine months of fiscal 1998 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has funded its operations primarily from cash generated by operations and available cash, including funds raised in the Company's initial public offering completed in March 1994. The Company's cash flow provided by operations was $1,090,000 for the nine months ended March 31, 1999.

     The Company's working capital was approximately $12,653,000 and $17,023,000 at March 31, 1998 and 1999, respectively.

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

YEAR 2000 COMPLIANCE

     Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than 2000. This in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Problem". The Company believes that it has sufficiently assessed its state of readiness with respect to its Year 2000 compliance. As the assessment was completed using internal personnel, costs and time for such personnel were not specifically tracked. The Company, however, estimates that such costs were immaterial.

There were no external costs incurred by the Company relating to its Year 2000 assessment. Costs incurred to date to address the Year 2000 problem have been immaterial and the Company does not believe that Year 2000 compliance will result in material investments by the Company in the future. The Company does not believe that Year 2000 compliance will result in material investments by the Company, nor does the Company anticipate that the Year 2000 Problem will have any adverse effects on the business operations or financial performance of the Company. The Company does not believe that it has any material exposure to the Year 2000 Problem with respect to its own information systems and believes that all of its business-critical systems correctly define the Year 2000 and subsequent years. There can be no assurance, however, that the Year 2000 Problem will not adversely affect the Company's business, operating results and financial condition.

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

  (a)     Exhibits.

          27.  Financial Data Schedule for the period ended March 31, 1999.

  (b)     Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 Prophet 21, Inc.




DATE:  May 13, 1999                              By:/s/ Charles L. Boyle, III
                                                   -----------------------------
                                                   Charles L. Boyle, III,
                                                   President and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)



DATE:  May 13, 1999                              By:/s/ Thomas M. Giuliani
                                                   -----------------------------
                                                   Thomas M. Giuliani,
                                                   Chief Financial Officer
                                                   and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)