Form 10-K
period 1999-06-30
PROPHET 21 INC
filed 1999-09-15
CIK 917823

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999
                         Commission file number 0-23306

                                PROPHET 21, INC.
           ---------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)


            Delaware                                       23-2746447
------------------------------------        ------------------------------------
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

           Securities registered pursuant to Section 12(b) of the Act:


                                                        Name of each exchange
Title of each class                                      on which registered
---------------------                               ----------------------------


---------------------------                         ----------------------------


---------------------------                         ----------------------------

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


                    Yes:    X                      No:
                        --------                      --------



     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $13,449,062 at August 31, 1999 based on the last sales price on that date.


     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of August 31, 1999:


Class                                                         Number of Shares
-----                                                         ----------------

Common Stock, $.01 par value                                     3,593,613


     The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

               Item                                                        Page
               ----                                                        ----

PART I     1.  Business....................................................  4

           2.  Properties.................................................. 12

           3.  Legal Proceedings........................................... 12

           4.  Submission of Matters to a Vote of Security Holders......... 12


PART II    5.  Market for the Company's Common Equity
               and Related Stockholder Matters............................. 13

           6.  Selected Financial Data..................................... 14

           7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................... 15

           7A. Quantitative and Qualitative Disclosures
               About Market Risk........................................... 22

           8.  Financial Statements and Supplementary Data................. 22

           9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure......................... 22


PART III   10. Directors and Executive Officers of the Company............. 23

           11. Executive Compensation...................................... 23

           12. Security Ownership of Certain Beneficial Owners and
               Management.................................................. 23

           13. Certain Relationships and Related Transactions.............. 23

PART IV    14. Exhibits, Financial Statement Schedules,
                      and Reports on Form 8-K.............................. 24

SIGNATURES................................................................. 25

EXHIBIT INDEX.............................................................. 27

FINANCIAL DATA AND SCHEDULE................................................F-1

                                     PART I


ITEM 1.   BUSINESS.


GENERAL

     Prophet 21, Inc. ("Prophet 21" or the "Company") is a provider of distribution-centric business management solutions developed exclusively for use by distribution and wholesale oriented businesses. Prophet 21 Solutions are enterprise-wide solutions consisting of business application software, EDI, VMI, DMI, electronic commerce, business application training, consulting, software customization, application hardware (when desired), system installation and implementation services, supported by a dedicated customer service organization and educational services.

     The Company addresses the automation needs of its customers through comprehensive, feature-rich and user-friendly solutions for UNIX, Microsoft Windows NT and AS/400 environments. The Company's UNIX offering is Prophet 21 Acclaim, a complete distribution industry management solution using Progress Software Corporation's DBMS. Prophet 21 Acclaim is targeted for sales to new and current Prophet 21 XL customers. The Company's Microsoft Windows NT offering is Prophet 21 Wholesale (formerly known as Prophet 21 Servent), built on the scalable and fully integrated platform, Microsoft Windows NT client/server software, with Microsoft SQL Server 7.0. Prophet 21 Wholesale is targeted for large-sized companies (greater than $100m) looking to solve distribution-centric business requirements with a Windows SQL Server or AS/400 client/server solution. These companies desire a transaction-intensive sales order and inventory management solution to meet customer service requirements that meet the needs of growing companies. They also require a solution that integrates with an accounting solution and can be implemented in a cost-effective manner. The Prophet 21 Wholesale product is suitable for distribution companies, as well as businesses that have a distribution component of their operations.

     Prophet 21 markets its products and services to approximately 70,000 of the roughly 300,000 distributors and wholesalers operating in the United States and Canada and, as of June 30, 1999, has sold over 2,600 systems across the United States and Canada. The Company's customers vary in size from small distributors and wholesalers with a few users to larger companies with several hundred users linking multiple geographically dispersed branches. The Company sells its Prophet 21 Acclaim and Prophet 21 Wholesale solutions through its 51-person direct sales force located in sales and service offices throughout the United States to a wide range of industry segments including industrial manufacturer representative organizations ("MRO"), automotive, aerospace and defense, electrical supply, electronics, medical and dental, tile, plumbing, HVAC, hardware, janitorial and general distribution. The Company believes that one of its competitive advantages is its accumulated knowledge of the distribution industry gained over three decades, which has enabled it to develop an industry-focused solution to satisfy the needs of its customers.

     The Company is a holding company incorporated in Delaware in December 1993. The principal operations of the Company are conducted through its indirect wholly-owned subsidiary, Prophet 21 (New Jersey), Inc., a New Jersey corporation incorporated in 1967 under the name Programmed Control Corporation.

     Prophet 21 System, Prophet 21 Acclaim, Prophet 21 Wholesale and the Company's logo are trademarks of the Company. All other trademarks and trade names referred to in this Form 10-K are the property of the respective owners and are not the property of the Company.


PROPHET 21'S MARKET

     Of the roughly 300,000 distributors and wholesalers operating in the United States and Canada, Prophet 21 markets its products and services to approximately 70,000 businesses in a wide range of industry segments including industrial
(MRO), automotive, aerospace and defense, electrical supply, electronics, medical and dental, tile, plumbing, HVAC, hardware, janitorial and general distribution. Distributors and wholesalers warehouse products and handle the movement of large quantities of inventory across a wide range of industries and play a critical role in the flow of goods from manufacturers to retailers and consumers. The Company believes that as industry supply chains undergo changes, distributors and wholesalers increasingly are finding that the changing business environment dictates the need for automated business management systems. The Company believes that it has the ability to provide "best of breed" order management and inventory management to companies. This unique ability provides significant market opportunities beyond the existing pure wholesale distribution market.

     The Company's target market is diverse, consisting of companies ranging from small one-location companies to multi-location distributors and wholesalers. Distributors and wholesalers, regardless of size, tend to operate with relatively low margins and, in order to compete effectively, must move goods quickly at the least possible expense and maintain minimal inventories. Distributors and wholesalers with multiple locations also must manage inventory in a cost-effective manner across their various branches. In addition to the competitive pressures inherent in the distribution industry, suppliers and customers increasingly require that distributors and wholesalers possess sophisticated technology, including EDI, XML, BizTalk and electronic commerce capabilities. This technology enables goods to be ordered and billed computer-to-computer, and the addition of bar code labeling capabilities, which allow for automated and accurate product tracking.

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

PROPHET 21 ACCLAIM

     Prophet 21 Acclaim is an enterprise-wide solution consisting of business application software, business application training, consulting, software customization, hardware, and implementation services. These products are supported by dedicated customer service and educational training teams. The Company has designed the system to address the business management automation needs of distributors and distribution-centric companies.

     Many of the features of Prophet 21 Acclaim have been designed to meet the specific needs of the distribution industry, with emphasis on features automating order processing, inventory management and control, communications networking and product pricing. In addition, the Company offers electronic commerce such as EDI, VMI, DMI and Internet enabling capabilities, which provide links between its customers and an expanding number of trading partners who are their customers and suppliers.

     The Company provides a single, comprehensive, feature-rich system. Prophet 21 believes that this standardization enables its product to be installed rapidly and supported effectively because installers, trainers and customer support personnel have a high level of expertise with a single system. In addition, this standardization permits its customers to incorporate readily the Company's periodic software enhancements. To facilitate the very specific and unique needs of some of Prophet 21's customers, the Company does provide custom software modifications through a separate custom software department.

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

     Prophet 21 Acclaim is an open system that allows the integration of third-party software products such as report writers, faxing software, warehouse management, forms creation and executive information systems. The Company has successfully developed integrations to a number of third-party products.

PROPHET 21 WHOLESALE

     Prophet 21 Wholesale is an enterprise-wide solution, extending through the supply chain, consisting of business application software, application training, consulting, software customization, and implementation services. This product is supported by a dedicated customer support organization. The Company has designed the system to address the business management automation needs of distributors and distribution-centric companies who desire Microsoft Backoffice certified product supporting Microsoft SQL Server 7.0, a leading database for Microsoft Windows NT environments or IBM's AS/400 platform using DB2/400.

     Many of the features of Prophet 21 Wholesale have been designed to meet the specific needs of the distribution industry and distribution-centric companies, with emphasis on features automating order management, order configuration, inventory management and control, product pricing and financials. In addition, the Company offers electronic commerce such as EDI and Internet enabling capabilities, which provide links between its customers and an expanding number of trading partners who are their customers and suppliers.

     The Company provides a single, comprehensive, feature-rich system. The Company believes that this standardization allows systems to be installed rapidly and supported effectively because trainers and customer support personnel have a high level of expertise with a single system. In addition, this standardization permits the Company's customers to incorporate readily the Company's periodic software enhancements. To facilitate the very specific and unique needs of its customers the Company provides custom software modifications.

     Prophet 21 Wholesale's design facilitates its use by wholesalers, distributors and distribution-centric companies with multi-branch operations. The system permits these companies to determine system-wide inventory status instantaneously and to ship orders efficiently. Prophet 21 Wholesale also allows for centralized purchasing, inventory control, billing and accounting, thereby eliminating certain branch-level expenses and permitting goods to be moved quickly while minimizing inventories. The Company's communications capabilities include configuration of wide area networks and integration with local area networks.

     Prophet 21 Wholesale is an open system that allows the integration of third-party software products such as report writers, faxing software, warehouse management, forms creation and executive information systems. The Company has successfully developed seamless integration to a number of third-party products.


SALES AND MARKETING

     The Company sells its products and services through its 51-person direct sales force located in sales and service offices throughout the United States. The field sales force is supervised by a Vice President of Sales. The Company's direct sales force focuses on the distribution industry and understands the specific needs and mission-critical applications of distributors and wholesalers within targeted industry segments. The Company employs a solution selling methodology. All sales personnel are trained and managed in accordance with this doctrine. The Company believes that its direct sales approach leads to long-term relationships with customers that increase customer satisfaction and provide opportunities for follow-on sales to its existing customer base. The Company believes that as the distribution industry continues to evolve and face new challenges, a knowledgeable and solutions oriented sales force will bring great value to its customers.

     The Company's marketing strategy is to provide focused marketing on the industry segments served by the Company, in particular, the industrial (MRO), automotive, aerospace and defense, electrical supply, electronics, medical and dental, tile, plumbing, HVAC, hardware, janitorial and general distribution. The Company generates leads through telemarketing, direct mail, advertising, national and regional trade shows and Company-sponsored seminars.

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


CUSTOMERS

     The Company has, as of June 30, 1999, sold approximately 2,600 systems. The Company's customers vary in size from small distributors or wholesalers with a few users to large companies with several hundred users linking multiple geographically dispersed branches. The Company serves a wide range of industry segments, including industrial (MRO), automotive, aerospace and defense, electrical supply, electronics, medical and dental, tile, plumbing, HVAC, hardware, janitorial and general distribution. During the three fiscal years ended June 30, 1999, no one customer accounted for 10% or more of the Company's revenue.


SYSTEMS TRAINING AND TECHNICAL SUPPORT SERVICES

     A key element of the Company's business strategy is to provide extensive training and support to its customers. The Company has established a customer service and support, and installation organization, consisting of 177 employees, that provides installation, implementation and post-sales support for systems under warranty or maintenance contract. Additionally, commencing in fiscal 1998, the Company began providing services through its Educational Services department.

     Once Prophet 21 receives an order, the Company provides training and consultation, including advice on how to best operate the customer's business using the Prophet 21 Solutions, before the system is installed. After installation, the Company typically provides applications training at the customer's location. Customers have telephone access and Internet access to technical specialists who respond to hardware, software and applications questions. These technical support specialists diagnose and solve technical problems and assist customers with systems integration and use. The Company tracks service reports through a state-of-the-art customer support product, which maintains current status reports as well as historical logs of customer interaction. The Company's Educational Services department develops a variety of educational tools and programs to train customers in the Prophet 21 Systems. Such programs include fully-interactive computer-based training, video training and nationwide instructor-based training seminars.

     The Company provides Prophet 21 Acclaim users a one-year hardware warranty and a 90-day software warranty. Ninety days after the sale, customers typically enter into a fee-based support contract covering software and hardware support. The Company offers software enhancements at discounted prices to customers who have active support contracts. As of June 30, 1999, approximately 85% of the Company's customers were covered by support contracts following the initial warranty period. There can be no assurance, however, that customers will continue to enter into support contracts at this rate. Support contracts have an initial term of one year and continue thereafter unless terminated.

     The Company provides Prophet 21 Wholesale users a one-year software warranty. The Company offers to its customers a fee-based support contract covering software support and product enhancements. As of June 30, 1999, all of the Company's active customers were covered by support contracts following the initial warranty period. There can be no assurance, however, that customers will enter into support contracts. Support contracts have terms of one year.

     Prophet 21 conducts annual international user conferences to provide training, exchange of ideas and demonstrations of new products and features. The Company also conducts regional training and support conferences.


SOFTWARE DEVELOPMENT

     The distribution industry is characterized by changing needs and the Company's success depends, to a large extent, on its ability to continually modify and enhance its software to meet such changing needs. The Company places great emphasis on software development and expects to continue to introduce modifications or enhancements to its software on a periodic basis. The Company presently releases a modified or enhanced version of Prophet 21 software (Prophet 21 Acclaim and Prophet 21 Wholesale) approximately every eight to twelve months. The Company identifies customer and marketplace product needs by direct and frequent interaction with users of Prophet 21 software, through customer satisfaction surveys and by understanding the trends of the distribution and distribution-centric marketplace. In the second quarter of fiscal 1998, the Company introduced a controlled release of its newest product, Prophet 21 Wholesale, a fully integrated Microsoft Windows SQL Server based client/server software suite. Prophet 21 Wholesale is targeted for large companies attempting to leverage the Windows SQL Server client/server environment and integrates their financial management with order, inventory and purchasing management. The Prophet 21 Wholesale product is suitable for distribution companies and distribution-centric companies which should enable the Company to expand its market beyond the pure general distribution marketplace. In addition, the Company develops modifications and enhancements to its software to address the specific needs of targeted segments in order to continue to increase the number of features and improve the applications for such industry segments. Seventy-eight employees are directly involved in programming and software development. During fiscal year 1999, the Wholesale product continued under a controlled release environment as staffing and education occurred and infrastructure was developed.

     During the third quarter of fiscal 1999, Prophet 21 announced the future availability of Wholesale on the IBM AS/400e. This combination makes Prophet 21 Wholesale AS/400e Edition an excellent choice for wholesale distribution-centric companies looking for rapid deployment, low cost of ownership and easy-to-use integrated business software. Prophet 21 Wholesale was upgraded to version 1.6 during the fourth fiscal quarter of 1999. The upgraded version supports Microsoft SQL Server 7.0. Additional functionalities included the ability to purchase commodity items from unlimited suppliers, enhanced material receipt reconciliation, serialized multi-tiered assemblies, workflow alerts for automated notification of customer orders on credit hold and pricing by customer part number.

     The Company's research and development expenses were approximately $3.0 million, $3.8 million and $5.8 million in the fiscal years ended June 30, 1997, 1998 and 1999, respectively. In 1996, the Company also began capitalizing certain software development costs in connection with the general release of Prophet 21 Wholesale. Such capitalized software development costs amounted to $458,000, $1,813,000, $1,565,000 and $0 in the fiscal years ended June 30, 1996,
1997, 1998 and 1999, respectively, of which $1,705,000 has been amortized.


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

     In July 1991, Prophet 21 entered into an Authorized Dealers and Industry Remarketers Agreement with IBM. The agreement grants to the Company a non-exclusive right to purchase and license certain hardware products from IBM, including IBM RS/6000 computers, for remarketing by the Company in the United States. Although the agreement contains no minimum purchase requirements, the volume of systems purchased by Prophet 21 affects the percentage discount received by the Company and may be a factor considered by IBM in connection with Prophet 21's continued authorization as an IBM industry remarketer. The agreement is subject to annual renewal and may be terminated by IBM with or without cause on three-months written notice. During the fiscal years ended June 30, 1997, 1998 and 1999, the Company's hardware purchases from IBM totaled $5.4 million, $7.4 million and $5.1, respectively.


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


EMPLOYEES

     As of June 30, 1999, the Company employed 369 persons full-time, of whom 74 were engaged in sales and marketing; 177 were engaged in customer service and support, and installation; 78 were engaged in programming and software development and quality assurance; and 40 were engaged in finance, administration and management. In addition, 32 were employed on a part-time basis (16 of whom were engaged in administrative functions). None of the Company's employees are covered by collective bargaining agreements. The Company believes that it has been successful in attracting skilled personnel. Competition for experienced sales and marketing personnel and software programmers is intense. The Company's future success will depend in part on its ability to continue to attract, retain and motivate highly qualified personnel. The Company considers relations with its employees to be good.

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

     The following table sets forth the high and low sales prices for the common stock for each of the quarters since the quarter ended September 30, 1997 as reported on NNM. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

          Quarter Ended                   High                     Low
     -----------------------           -----------             -----------

     September 30, 1997                 $15.50                   $ 5.375
     December 31, 1997                  $16.75                   $10.00
     March 31, 1998                     $17.625                  $10.00
     June 30, 1998                      $20.25                   $11.625
     September 30, 1998                 $18.75                   $ 9.00
     December 31, 1998                  $14.625                  $ 9.25
     March 31, 1999                     $14.00                   $ 9.875
     June 30, 1999                      $10.75                   $ 7.25

     As of August 31, 1999, the approximate number of holders of record of the Common Stock was 185 and the approximate number of beneficial holders of the common stock was 1,450.

     The Company has never declared or paid dividends on its Common Stock. The Company currently intends to retain any future earnings to finance the growth of the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following table sets forth selected consolidated historical financial data of the Company as of the dates and for the periods indicated. The selected financial data set forth below for the Company as of June 30, 1998 and 1999 and for each of the three years ended June 30, 1999 are derived from the audited financial statements included elsewhere herein. The selected financial data set forth below for the Company as of June 30, 1995, 1996 and 1997 and for each of the years ended June 30, 1995 and 1996 are derived from the financial statements not included elsewhere herein. The selected financial information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere herein. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report on Form 10-K.

                                                          FISCAL YEAR ENDED JUNE 30,
                                              1995        1996        1997        1998        1999
                                              ----        ----        ----        ----        ----
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
 System sales.........................      $21,295     $20,905     $22,537     $30,157     $29,786
 Service and support..................        9,948      12,145      13,866      16,457      22,201
                                            -------     -------     -------     -------     -------
                                             31,243      33,050      36,403      46,614      51,987
                                            -------     -------     -------     -------     -------
Cost of revenue:
 System sales.........................       12,610      11,672      12,640      16,064      15,533
 Service and support..................        5,723       6,624       6,836       8,596      10,085
                                            -------     -------     -------     -------     -------
                                             18,333      18,296      19,476      24,660      25,618
                                            -------     -------     -------     -------     -------
   Gross profit.......................       12,910      14,754      16,927      21,954      26,369
                                            -------     -------     -------     -------     -------

Operating expenses:
 Sales and marketing..................        8,146       8,346       8,306      10,078      12,759
 Research and development.............        2,907       2,248       3,001       3,811       5,822
 General and administrative...........        2,251       2,296       2,434       2,839       3,017
 Severance expense....................          378          --          --          --          --
                                            -------     -------     -------     -------     -------
   Total operating expenses...........       13,682      12,890      13,741      16,728      21,598
                                            -------     -------     -------     -------     -------
   Operating (loss) income............         (772)      1,864       3,186       5,226       4,771
Interest income.......................          374         408         376         304         286
                                            -------     -------     -------     -------     -------
   (Loss) income before taxes.........         (398)      2,272       3,562       5,530       5,057
(Benefit) provision for income taxes..         (171)        922       1,275       1,991       1,664
                                            -------     -------     -------     -------     -------
   Net (loss) income..................      $  (227)    $ 1,350     $ 2,287     $ 3,539     $ 3,393
                                            =======     =======     =======     =======     =======
Basic earnings per share:
 Net (loss) income per share..........      $ (0.06)    $  0.34     $  0.60     $  0.98     $  0.92
                                            =======     =======     =======     =======     =======
 Weighted average common
  shares outstanding..................        4,002       4,003       3,813       3,601       3,705
                                            =======     =======     =======     =======     =======
Diluted earnings per share:
 Net (loss) income per share..........      $ (0.06)    $  0.34     $  0.60     $  0.90     $  0.85
                                            =======     =======     =======     =======     =======
 Weighted average common and
  common equivalent shares
  outstanding.........................        4,002       4,011       3,838       3,928       3,990
                                            =======     =======     =======     =======     =======
BALANCE SHEET DATA
(at period end):
Working capital.......................      $15,172     $14,797(1)  $11,720     $15,832     $18,388
Total assets..........................       23,145      25,832      27,681      34,615      36,557
Stockholders' equity..................       17,631      18,981      18,764      23,856      26,101
---------------------

(1)  Certain items in prior years' financial statements have been reclassified for comparative purposes.
     See "Note 1.  Summary of Significant Accounting Policies," to the audited financial statements included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company provides innovative software solutions that meet the changing business demands of distribution operations within the extended supply chain. Prophet 21 develops, markets and supports a complete suite of Year 2000 compliant, distribution-centric enterprise applications for either Windows NT, UNIX or AS/4000 for finance, order management, inventory management, purchasing and electronic commerce. In addition, Prophet 21 provides industry-specific, distribution-centric enterprise solutions for select markets including industrial (MRO), automotive, aerospace and defense, electrical supply, electronics, medical and dental, tile, plumbing, HVAC, hardware, janitorial and general distribution.

     The Company's revenue is derived primarily from the sale of either Prophet 21 Acclaim or Prophet 21 Wholesale software solutions. Other sources of revenue include: customer support maintenance contracts, equipment maintenance (when purchased via Prophet 21), the sale of optional third-party software products and training services provided by the Company's Educational Services department which began operations in fiscal 1998. Each Prophet 21 Acclaim Solution includes the Prophet 21 Acclaim Software, an IBM RISC System/6000 computer, various optional third-party software products and hardware components, training, support and installation. Each Prophet 21 Wholesale Solution includes the Prophet 21 Wholesale Software, training, support and installation. The Company's Educational Services department develops a variety of educational tools and programs to train customers in the Prophet 21 Systems. Such programs include interactive computer-based training, video training and remote training. The Company's cost of revenue consists principally of the costs of hardware components, customer support, installation and training and, to a lesser extent, third-party software.

     In fiscal 1996, the Company introduced its next generation UNIX product, Prophet 21 Acclaim. A complete distribution industry management solution that combines the functionality of the traditional Prophet 21 System with the technology of Progress Software Corporation's DBMS. Prophet 21 Acclaim is targeted for sales to new customers and current Prophet 21 XL customers. It has been designed so that current XL users can move to this new product while preserving their existing technology infrastructure. The general release of Prophet 21 Acclaim began late in the second quarter of fiscal 1997.

     In fiscal 1998, the Company introduced and released Prophet 21 Wholesale, a fully integrated Microsoft Windows NT-based client/server software suite.
Prophet 21 Wholesale is targeted for medium-sized companies looking to solve their distribution-centric business requirements with a Windows NT client/server solution. These companies desire a solution that provides a transaction-intensive sales order management and inventory management solution to meet their customer service needs. They also require a solution that integrates with an accounting solution and can be implemented in a cost-effective manner. The Prophet 21 Wholesale product is suitable for distribution-oriented companies, as well as businesses that have a distribution component of their own.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of revenue and the percentage change in the dollar amount of such data compared to the prior comparable period:

                                         Percentage of Revenue         Percentage Increase (Decrease)
                                         ---------------------         ------------------------------
                                                                           Fiscal         Fiscal
                                           Fiscal Year Ended             1998 over      1999 over
                                                 June 30,                  Fiscal         Fiscal
                                   ---------------------------------
                                      1997       1998        1999           1997           1998
                                      ----       ----        ----         --------       --------
Revenue:
 System sales..................       61.9%      64.7%       57.3%          33.8%          (1.2)%
 Service and support...........       38.1       35.3        42.7           18.7           34.9
                                     -----      -----       -----
                                     100.0      100.0       100.0           28.0           11.5
                                     -----      -----       -----
Cost of revenue:
 System sales..................       34.7       34.5        29.9           27.1           (3.3)
 Service and support...........       18.8       18.4        19.4           25.7           17.3
                                     -----      -----       -----
                                      53.5       52.9        49.3           26.6            3.9
                                     -----      -----       -----
    Gross profit...............       46.5       47.1        50.7           29.7           20.1
                                     -----      -----       -----

Operating expenses:
 Sales and marketing...........       22.8       21.6        24.5           21.3           26.6
 Research and development......        8.2        8.2        11.2           27.0           52.8
 General and administrative....        6.7        6.1         5.8           16.6            6.3
                                     -----      -----       -----
    Total operating expenses...       37.7       35.9        41.5           21.7           29.1
                                     -----      -----       -----
    Operating income...........        8.8       11.2         9.2           64.0           (8.7)
Interest income................        1.0        0.7         0.6          (19.1)          (5.9)
    Income before income
    taxes......................        9.8       11.9         9.7           55.2           (8.6)
Provision for income taxes.....        3.5        4.3         3.2           56.2          (16.4)
                                     -----      -----       -----
    Net  income................        6.3%       7.6%       6.5%           54.7           (4.1)
                                    ======     ======     ======

     Fiscal Year Ended June 30, 1999 Compared to Fiscal Year Ended June 30, 1998

     Revenue. Revenue increased by 11.5%, or $5,373,000, from $46,614,000 in fiscal 1998 to $51,987,000 in fiscal 1999. System sales revenue decreased by 1.2%, or $371,000, from $30,157,000 in fiscal 1998 to $29,786,000 in fiscal
1999. Such decrease was attributable primarily to the reclassification of certain revenue items (application, implementation and installation consulting services) that were formerly bundled into system sales in fiscal 1998. Had it not been for this reclassification, system sales revenue would have increased by 3.0%, or $915,000, from $30,157,000 in fiscal 1998 to $31,072,000 in fiscal
1999. This decrease in systems sales was offset in part by the increase in the number of systems sold. Service and support revenue increased by 34.9%, or $5,744,000, from $16,457,000 in fiscal 1998 to $22,201,000 in fiscal 1999. This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts, an increase in services performed by the Company in connection with its educational services department and sales of consulting services which were previously included in system sales revenue. However, had it not been for the reclassification, service and support revenue would have only increased by 27.0%, or $4,458,000, from $16,457,000 in fiscal 1998 to $20,915,000 in fiscal 1999.

     Gross profit. The Company's gross profit increased by 20.1%, or $4,415,000, from $21,954,000 in fiscal 1998 to $26,369,000 in fiscal 1999. Gross profit margin increased from 47.1% of revenue in fiscal 1998 to 50.7% in fiscal 1999. Gross profit from system sales increased by 1.1%, or $160,000, from $14,093,000 in fiscal 1998 to $14,253,000 in fiscal 1999. Gross profit margin attributable to system sales increased from 46.7% of system sales revenue in fiscal 1998 to 47.9% in fiscal 1999. The increase in such gross profit and gross profit margin were attributable primarily to favorable sales mix, with a larger percentage of revenue being derived from sales of the Company's Prophet 21 Wholesale product and, to a lesser extent, to increased sales of the Company's optional software offerings, each of which carries higher margins. Gross profit from service and support revenue increased by 54.1%, or $4,255,000, from $7,861,000 in 1998 to $12,116,000 in 1999. Gross profit margin attributable to service and support revenue increased from 47.8% of service and support revenue in fiscal 1998 to 54.6% in fiscal 1999. The increase in such gross profit and gross profit margin was attributable primarily to an increase in the number of new users who have entered into maintenance contracts, an increase in services performed by the Company in connection with the general release of the Prophet 21 Wholesale and Prophet 21 Acclaim products, and an increase in revenue from the Company's education services. These increases were offset in part by the costs associated with increased staffing required by the Company's continued growth.

     Sales and marketing expenses. Sales and marketing expenses increased by 26.6%, or $2,681,000, from $10,078,000 in fiscal 1998 to $12,759,000 in fiscal
1999, and increased as a percentage of revenue from 21.6% to 24.5%, respectively. Such expenses increased in absolute dollars and as a percentage of revenue due primarily to increased compensation expenses associated with staffing and increased investment in marketing.

     Research and development expenses. Research and development expenses increased by 52.8%, or $2,011,000, from $3,811,000 in fiscal 1998 to $5,822,000 in fiscal 1999, and increased as a percentage of revenue from 8.2% to 11.2%, respectively. Research and development expenses increased in absolute dollars and as a percentage of revenue due primarily to an increase in salary expenses and professional fees associated with the Company's new product release, Prophet 21 Wholesale.

     General and administrative expenses. General and administrative expenses increased by 6.3%, or $178,000, from $2,839,000 in fiscal 1998 to $3,017,000 in fiscal 1999, and decreased as a percentage of revenue from 6.1% to 5.8%, respectively. Increases in compensation expenses were offset in part by decreased fees paid to the Company's outside professionals. General and administrative expenses decreased as a percentage of revenue as a result of increased sales volume.

     Income taxes. The Company's effective tax rate was 36.0% and 32.9% in fiscal 1998 and 1999, respectively.

     Fiscal Year Ended June 30, 1998 Compared to Fiscal Year Ended June 30, 1997

     Revenue. Revenue increased by 28.0% or $10,211,000, from $36,403,000 in fiscal 1997 to $46,614,000 in fiscal 1998. System sales revenue increased by 33.8% or $7,620,000, from $22,537,000 in fiscal 1997 to $30,157,000 in fiscal
1998. This increase was attributable primarily to sales of the Company's Prophet 21 Acclaim product. Also contributing to the increase in system sales revenue were sales of the Company's new Wholesale product, which began in the Third
Quarter of Fiscal 1998 and, to a lesser extent, the increase in the sale of optional Prophet 21 software. Service and support revenue increased by 18.7% or $2,591,000, from $13,866,000 in fiscal 1997 to $16,457,000 in fiscal 1998. This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts, an increase in services performed by the Company in connection with its new educational services department and, to a lesser extent, sales of services related to the Company's new Wholesale product.

     Gross profit. The Company's gross profit increased by 29.7%, or $5,027,000, from $16,927,000 in fiscal 1997 to $21,954,000 in fiscal 1998. Gross profit margin increased from 46.5% of revenue in fiscal 1997 to 47.1% of revenue in fiscal 1998. Gross profit from system sales increased by 42.4%, or $4,196,000, from $9,897,000 in fiscal 1997 to $14,093,000 in fiscal 1998. Gross profit margin attributable to system sales increased from 43.9% of system sales revenue in fiscal 1997 to 46.7% in fiscal 1998. The increases in such gross profit and gross profit margin were attributable primarily to the increased sales of the Company's Prophet 21 Acclaim product and to the sales of the Company's new Wholesale product. Gross profit from service and support revenue increased by 11.8%, or $831,000, from $7,030,000 in fiscal 1997 to $7,861,000 in 1998. Gross profit margin attributable to service and support revenue decreased from 50.7% of service and support revenue in fiscal 1997 to 47.8% in fiscal 1998. The increase in such gross profit was attributable primarily to an increase in the number of new users who have entered into maintenance contracts. The decrease in such gross profit margin was attributable primarily to an increase in salary and staffing expenses associated with the Company's education services department and Wholesale support division.

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

     Research and development expenses. Research and development expenses increased by 27.0%, or $810,000, from $3,001,000 in fiscal 1997 to $3,811,000 in fiscal 1998, but remained constant as a percentage of revenue at 8.2%. Research and development expenses increased in absolute dollars due primarily to an increase in salary expenses and staffing. Research and development expenses remained constant as a percentage of revenue as a result of increased sales volume. The Company also capitalized $1,565,000 in software development expenditures during fiscal 1998.

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


LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has funded its operations primarily from cash generated by operations and available cash, including funds raised in the Company's initial public offering completed in March 1994. The Company's cash flow from (used by) operations was $5,773,000, ($638,000) and $3,448,000 for the fiscal years ended June 30, 1997, 1998 and 1999, respectively.

     The Company's working capital was approximately $15,832,000 and $18,388,000 at June 30, 1998 and 1999, respectively.

     The Company  invested  $1,440,000,  $1,657,000  and  $1,714,000  in capital equipment and leasehold improvements in fiscal years 1997, 1998 and 1999, respectively. There are no other material commitments for capital expenditures currently outstanding. The Company also invested $1,565,000 and $0 in software development costs which were capitalized during the fiscal years ended June 30, 1998 and 1999.

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

     In fiscal 1997, the Company's Board of Directors approved resolutions to repurchase up to 600,000 shares of the Company's Common Stock in open market purchases not to exceed a purchase price of $6.00 per share. From the time of such approval until the fourth quarter of fiscal 1997, the Company repurchased an aggregate of 442,900 shares at a total cost of $2,518,000. In the third quarter of fiscal 1999, the Company's Board of Directors approved resolutions to repurchase the remaining 157,100 shares of the Company's common stock in open market purchases not to exceed a purchase price of $13.00 per share, including commissions. In the fourth quarter of fiscal 1999, the Company repurchased an aggregate of 157,090 shares at a total cost of $1,496,000. Accordingly, to date, the Company has repurchased an aggregate of 599,990 shares at a total cost of $4,014,000.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

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

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 11.     EXECUTIVE COMPENSATION.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

               Reference is made to the Index to Exhibits on Page 27.

(b)            Reports on Form 8-K.

               No reports on Form 8-K have been filed during the fiscal year ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of September, 1999.


                                             PROPHET 21, INC.



                                             By:/s/Charles L. Boyle, III
                                                --------------------------------
                                                Charles L. Boyle, III, President
                                                   and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                     Title                       Date
         ---------                     -----                       ----

/s/Charles L. Boyle, III       President, Chief Executive    September 15, 1999
--------------------------
  Charles L. Boyle, III        Officer and Director
                               (Principal Executive Officer)


/s/Thomas M. Giuliani          Chief Financial Officer and   September 15, 1999
--------------------------
  Thomas M. Giuliani           Treasurer (Principal
                               Financial and Accounting
                               Officer)

/s/John E. Meggitt, Ph.D.      Chairman of the Board and     September 15, 1999
--------------------------
  John E. Meggitt, Ph.D.       Director



/s/Dorothy M. Meggitt          Secretary and  Director       September 15, 1999
--------------------------
  Dorothy M. Meggitt



/s/Louis J. Cissone            Director                      September 15, 1999
--------------------------
  Louis J. Cissone



/s/Mark A. Timmerman           Director                      September 15, 1999
--------------------------
  Mark A. Timmerman

                                  EXHIBIT INDEX


   Exhibit
     No.            Description of Exhibit
--------------      -----------------------

     3.1 Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

     3.2 By-laws. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

     4.1*+          1993 Stock Plan, as amended.

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

   Exhibit
     No.            Description of Exhibit
--------------      -----------------------

    10.5* Indemnification Agreement dated as of December 6, 1993 between the Company and Dorothy M. Meggitt. (Incorporated by reference to Exhibit 10.7 to the Company's Registration
                    Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

    10.6* Indemnification Agreement dated as of December 6, 1993 between the Company and Charles L. Boyle, III. (Incorporated by reference to Exhibit 10.8 to the Company's Registration
                    Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

    10.7* Indemnification Agreement dated as of December 6, 1993 between the Company and Thomas F. Ward. (Incorporated by reference to Exhibit 10.9 to the Company's Registration
                    Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

    10.8* Indemnification Agreement dated as of December 6, 1993 between the Company and Neil Jaffe. (Incorporated by reference to Exhibit 10.10 to the Company's Registration
                    Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

    10.9* Indemnification Agreement dated as of December 6, 1993 between the Company and Richard Hercus. (Incorporated by reference to Exhibit 10.11 to the Company's Registration
                    Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

    10.10 Lease dated July 1, 1998 by and between John E. Meggitt and Dorothy M. Meggitt as Landlord, and the Company, as Tenant. (Incorporated by reference to exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998.)

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

   Exhibit
     No.            Description of Exhibit
--------------      -----------------------

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

    23+             Consent of PricewaterhouseCoopers LLP

    27.1+           Financial Data Schedule for the year ended June 30, 1999.

    27.2+           Financial Data Schedule for the year ended June 30, 1998.

    27.3+           Financial Data Schedule for the year ended June 30, 1997.

---------------------

* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

+       Filed herewith.  All other exhibits previously filed.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      INDEX TO CONSOLIDATED FINANCIAL DATA
                                  AND SCHEDULE


                                                                          Page
                                                                          ----

Report of Independent Accountants..........................................F-2

Consolidated Balance Sheets as of
  June 30, 1998 and 1999...................................................F-3

Consolidated Statements of Operations for the
  years ended June 30, 1997, 1998 and 1999.................................F-4

Consolidated Statements of Stockholders'
  Equity for the years ended
  June 30, 1997, 1998 and 1999.............................................F-5

Consolidated Statements of Cash Flows for the
  years ended June 30, 1997, 1998 and 1999.................................F-6

Notes to Consolidated Financial Statements.................................F-7

Report of Independent Accountants..........................................S-1

Schedule II................................................................S-2

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
Prophet 21, Inc. and Subsidiaries:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Prophet 21, Inc. and its Subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
August 11, 1999

                        PROPHET 21, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (In Thousands, Except Shares)

                                                                           JUNE 30,
                                                                 ---------------------------
                                                                    1998             1999
                                                                    ----             ----
                                     ASSETS
Current assets
  Cash and cash equivalents..............................        $    2,206      $    2,520
  Marketable securities..................................             1,555           1,661
  Accounts receivable, net of allowance for
    doubtful accounts of $240 and $261, respectively.....            17,201          19,743
  Advanced billings......................................             2,016           2,140
  Inventories............................................             1,402             666
  Deferred income taxes..................................               203             156
  Prepaid and other current assets.......................               797           1,230
                                                                 ----------      ----------
     Total current assets................................            25,380          28,116
Long-term marketable securities..........................             2,825           3,175
Equipment and improvements, net..........................             2,887           3,100
Software development costs, net..........................             3,410           2,131
Other assets.............................................               113              35
                                                                 ----------      ----------
      Total assets.......................................        $   34,615      $   36,557
                                                                 ==========      ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable.......................................        $    3,690      $    2,737
  Accrued expenses and other liabilities.................             1,540           1,715
  Commissions payable....................................               808             708
  Taxes payable..........................................               668           1,206
  Profit sharing plan contribution payable...............               391             403
  Deferred income........................................             2,451           2,959
                                                                 ----------      ----------
     Total current liabilities...........................             9,548           9,728
                                                                 ----------      ----------

Deferred income taxes....................................             1,211             728
                                                                 ----------      ----------

Commitments and contingent liabilities

Stockholders' equity
  Preferred stock--$0.01 par value, 1,500,000 shares
    authorized; no shares issued or outstanding..........                --              --
  Common stock--$0.01 par value, 10,000,000 shares
    authorized; 4,153,642 and 4,193,603 shares issued,
    respectively; 3,710,742 and 3,593,613 outstanding,
    respectively.........................................                42              42
  Additional paid-in capital.............................            10,386          10,734
  Retained earnings......................................            15,946          19,339
  Treasury stock at cost, 442,900 and 599,990 shares.....            (2,518)         (4,014)
                                                                 ----------      ----------
     Total stockholders' equity..........................            23,856          26,101
                                                                 ----------      ----------
     Total liabilities and stockholders' equity..........        $   34,615      $   36,557
                                                                 ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                                YEAR ENDED JUNE 30,
                                                 ------------------------------------------------
                                                       1997             1998            1999
                                                       ----             ----            ----
Revenue:
  System sales...............................        $22,537          $30,157         $29,786
  Service and support........................         13,866           16,457          22,201
                                                     -------          -------         -------
                                                      36,403           46,614          51,987
                                                     -------          -------         -------
Cost of revenue:
  System sales...............................         12,640           16,064          15,533
  Service and support........................          6,836            8,596          10,085
                                                     -------          -------         -------
                                                      19,476           24,660          25,618
                                                     -------          -------         -------
  Gross profit...............................         16,927           21,954          26,369
                                                     -------          -------         -------

Operating expenses:
  Sales and marketing........................          8,306           10,078          12,759
  Research and development...................          3,001            3,811           5,822
  General and administrative.................          2,434            2,839           3,017
                                                     -------          -------         -------
                                                      13,741           16,728          21,598
                                                     -------          -------         -------
    Operating income.........................          3,186            5,226           4,771
Interest income..............................            376              304             286
                                                     -------          -------         -------
Income before taxes..........................          3,562            5,530           5,057
Provision for income taxes...................          1,275            1,991           1,664
                                                     -------          -------         -------
Net income...................................        $ 2,287          $ 3,539         $ 3,393
                                                     =======          =======         =======
Basic earnings per share:
  Net income per share.......................        $  0.60          $  0.98         $  0.92
                                                     =======          =======         =======
  Weighted average common shares
     outstanding.............................          3,813            3,601           3,705
                                                     =======          =======         =======
Diluted earnings per share:
  Net income per share.......................        $  0.60          $  0.90         $  0.85
                                                     =======          =======         =======
  Weighted average common and common
     equivalent shares outstanding
                                                       3,838            3,928           3,990
                                                     =======          =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                                         Additional                                Total
                                        Common Stock      Paid-In     Retained     Treasury     Stockholders'
                                       ------------
                                     Shares     Amount    Capital     Earnings       Stock         Equity
                                     ------     ------    -------     --------     --------     -------------
Balance, June 30, 1996..........      4,002     $  40     $ 8,821      $10,120     $    --        $ 18,981
Repurchase of common stock......       (443)                                        (2,518)         (2,518)
Stock option transactions.......                               14                                       14
Net income......................                                         2,287                       2,287
                                     ------     -----     -------      -------     -------        --------
Balance, June 30, 1997..........      3,559        40       8,835       12,407      (2,518)         18,764
Issuance of common stock in
  connection with exercise of
  stock options.................        142         1       1,038                                    1,039
Income tax benefit from stock
  options exercised.............                              413                                      413
Employee stock purchase plan....         10         1         100                                      101
Net income......................                                         3,539                       3,539
                                     ------     -----     -------      -------     -------        --------
Balance, June 30, 1998..........      3,711        42      10,386       15,946      (2,518)         23,856
Repurchase of common stock......       (157)                                        (1,496)        (1,496)
Issuance of common stock in
  connection with exercise of
  stock options.................          9                    60                                       60
Income tax benefit from stock
  options exercised.............                               26                                       26
Employee stock purchase plan....         31                   262                                      262
Net income......................                                         3,393                       3,393
                                     ------     -----     -------      -------     -------        --------
Balance, June 30, 1999..........      3,594     $  42     $10,734     $ 19,339     $(4,014)       $ 26,101
                                     ======     =====     =======     ========     =======        ========

The accompanying notes are an integral part of these consolidated financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                 Year Ended June 30,
                                                        --------------------------------------
                                                              1997           1998          1999
                                                              ----           ----          ----
 Cash flows from operating activities:
 Net income...........................................      $ 2,287        $ 3,539       $ 3,393
                                                            -------        -------       -------
 Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
   Depreciation and amortization......................        1,047          1,778         2,677
   Gain on sale of equipment..........................          (13)            (3)          (2)
   Provision for losses on accounts receivable........          233            259           845
   Deferred taxes.....................................          693            334          (437)
 (Increases) decreases in operating assets:
   Accounts receivable................................         (243)        (7,266)       (3,387)
   Advanced billings..................................         (133)           (38)         (124)
   Inventories........................................          429           (285)          736
   Prepaid expenses and other current assets..........          181           (360)         (433)
 Increase (decreases) in operating liabilities:
   Accounts payable...................................          445            323          (953)
   Accrued expenses...................................          407            634            75
   Taxes payable......................................          197             48           538
   Profit sharing plan contribution payable...........           40            101            12
   Deferred income....................................          203            298           508
                                                            -------        -------       -------
   Total adjustments..................................        3,486         (4,177)           55
                                                            -------        -------       -------
 Net cash provided (used) by operating activities.....        5,773           (638)        3,448
                                                            -------        -------       -------
 Cash flows from investing activities:
   Net purchases of equipment and improvements........       (1,440)        (1,657)       (1,714)
   Software development costs.........................       (1,813)        (1,565)           --
   Purchase of marketable securities..................       (5,550)        (2,975)       (2,600)
   Maturity of marketable securities..................        4,540          5,470         2,250
   Other assets.......................................           26            126            78
                                                            -------        -------       -------
 Net cash used by investing activities................       (4,237)          (601)       (1,986)
                                                            -------        -------       -------
 Cash flows from financing activities:
   Purchase of treasury stock.........................       (2,518)            --        (1,496)
   Stock option transactions..........................          (49)            49            --
   Employee stock purchase plan.......................           --            101           262
   Stock options exercised including tax benefits.....           --          1,466            86
                                                            -------        -------       -------
 Net cash (used) provided by financing activities.....       (2,567)         1,616        (1,148)
                                                            -------        -------       -------
 Net (decrease) increase in cash and cash equivalents.       (1,031)           377           314
 Cash and cash equivalents at beginning of period.....        2,860          1,829         2,206
                                                            -------        -------       -------
 Cash and cash equivalents at end of period...........      $ 1,829        $ 2,206       $ 2,520
                                                            =======        =======       =======

 Supplemental cash flow disclosures:
   Income taxes paid..................................      $   395        $ 1,468       $ 1,528
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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain items in prior years' financial statements have been reclassified for comparative purposes.

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

     Revenue Recognition and Deferred Income:

     In 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition which stipulates that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training. The Company offers the various elements individually, and has used the individual prices as a basis for allocation of revenues. SOP 97-2 was adopted by the Company effective July 1, 1998 and did not result in significant changes to the Company's revenue recognition policy.

     Revenue from software is recognized when a contract has been executed, the product has been shipped to customers, uncertainty surrounding customer acceptance becomes insignificant and collection of the related receivable is probable. Maintenance revenues from hardware and software support fees are deferred and recognized ratably over the contract period. As the functionality of the hardware is not dependent on any other services provided by the Company, hardware sales are recognized upon shipment. Deferred income represents accruals for billed and unearned maintenance and advance payments by customers for maintenance. Advanced billings at June 30, 1998 and 1999 represents amounts billed in advance to customers for maintenance in accordance with contract terms.

     Warranty:

     The Company provides warranties on its hardware and proprietary software against design defects. A provision for future claims is recorded based upon historical experience.

                        PROPHET 21, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Capitalized Software:

     The Company capitalizes software development costs associated with a new product pursuant to SFAS No. 86. Such costs were capitalized only after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life of three years. Amortization of capitalized software development costs is charged to cost of sales. At June 30, 1998 and 1999, the Company had capitalized $1,565 and $0 of software development costs. All other research and development costs have been expensed.

     Income Taxes:

     The Company utilizes the asset and liability approach for income taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities.

     Net Income Per Share:

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share" ("SFAS 128") which has replaced the former rules for earnings per share computations, presentation and disclosure. Under the standard, basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. SFAS 128 requires a dual presentation of basic and diluted earnings per share on the face of the income statement.

     The Company adopted SFAS 128 during 1998 and, as required by the standard, has restated all prior period earnings per share data. The Company's diluted earnings per share amounts as calculated under SFAS 128 are not materially different from those computed under the former accounting standard.

                        PROPHET 21, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     The following table sets forth the computation of basic and dilutive earnings per share:

                                                              YEARS ENDED,
                                                                JUNE 30,
                                                    1997           1998            1999
                                                    ----           ----            ----
Net Income..................................    $   2,287       $   3,539       $   3,393
Weighted average common shares outstanding..        3,813           3,601           3,705
Basic earnings per share...............         $    0.60       $    0.98       $    0.92
Effect of dilutive securities:
  Stock Options.............................           25             327             285

Weighted average common and common
 equivalent shares outstanding..............        3,838           3,928           3,990
Diluted earnings per share..................    $    0.60       $    0.90       $    0.85



2.  EQUIPMENT AND IMPROVEMENTS:

     A summary of the major components of equipment and improvements are as follows:

                                                                JUNE 30,
                                                         ----------------------
                                                            1998         1999
                                                            ----         ----

Equipment...........................................     $  2,123     $  2,042
Computer systems....................................        5,196        6,554
Furniture and fixtures..............................          929        1,051
Leasehold improvements..............................          627          771
                                                         --------     --------
                                                            8,875       10,418
Accumulated depreciation
 and amortization...................................       (5,988)      (7,318)
                                                         --------     --------
                                                         $  2,887     $  3,100
                                                         ========     ========

     Depreciation and amortization expense of $1,047, $1,778 and $2,677 was charged to operations for the years ended June 30, 1997, 1998 and 1999, respectively.


3.  LEASING ARRANGEMENTS:

     The Company leases certain facilities and equipment under various operating lease agreements with initial terms greater than one year. Future minimum payments under noncancelable operating leases at June 30, 1999 are:

                        PROPHET 21, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

3.  LEASING ARRANGEMENTS (CONTINUED):

FISCAL YEAR                RELATED PARTY       THIRD PARTY           TOTAL
-----------                -------------       -----------           -----

2000....................    $   446             $     39            $   485
2001....................        461                   40                501
2002....................        475                   13                488
2003....................        490                   --                490
                            -------             --------            -------
                            $ 1,872             $     92            $ 1,964
                            =======             ========            =======


        Rent expense, including related party transactions, for the years ended June 30, 1997, 1998 and 1999 was $539, $542 and $537, respectively.


4.  INCOME TAXES:

     The components of the provision for income taxes are as follows:

                                                YEAR ENDED JUNE 30,
                                     ------------------------------------------
                                         1997          1998           1999
                                         ----          ----           ----
Federal:
  Current.........................      $  611        $1,559         $1,926
  Deferred........................         569           334           (395)
                                         -----         -----          -----
                                         1,180         1,893          1,531
                                         -----         -----          -----
State:
  Current.........................           2            98            175
  Deferred........................         124            --            (42)
                                         -----         -----          -----
                                           126            98            133
                                         -----         -----          -----
Foreign:
  Current.........................         (31)           --             --
                                         -----         -----          -----

                                        $1,275        $1,991         $1,664
                                         =====         =====          =====


     The income tax benefits related to the exercise of stock options amounting to $26 and $413 for 1999 and 1998, respectively, reduce taxes currently payable and is credited to additional paid-in capital.

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

                              PROPHET 21, INC. AND SUBSIDIARIES
                        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



4.  INCOME TAXES (CONTINUED):

     The provision for income taxes differs from the amount computed using the statutory Federal income tax rate as follows:


                                                         YEAR ENDED JUNE 30,
                                                  ------------------------------

                                                   1997        1998        1999
                                                   ----        ----        ----
Statutory tax rate............................       34%         34%         34%
State taxes, net of Federal benefit...........        2           1           3
Prior period tax..............................        3          --          --
Non-deductible expense........................       (1)          1          --
Other.........................................       (2)         --          (4)
                                                  -----       -----       -----
                                                     36%         36%         33%
                                                  =====       =====       =====

                        PROPHET 21, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)


4.  INCOME TAXES (CONTINUED):

     Deferred income taxes reflect the tax impact of temporary differences between the assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Amounts giving rise to deferred income taxes are as follows:


                                                                    June 30,
                                                            --------------------
                                                               1998        1999
Current deferred tax assets:
  Allowance for doubtful accounts......................     $    88      $   99
  Accrued vacation.....................................          89          45
  Inventory capitalization.............................          26          12
                                                            -------      ------
                                                                203         156

Non-current deferred tax asset:
  Depreciation.........................................          46          88

Non-current deferred tax liability:
  Software development costs...........................      (1,257)       (816)
                                                            --------     -------

     Total.............................................     $(1,008)     $ (572)
                                                            =======      =======



5.  RELATED PARTY TRANSACTIONS:

     The Company rents office space from its principal stockholders under lease terms expiring on June 30, 2003. The lease agreement includes a five-year renewal provision at the Company's option. Rent expense under the lease for the years ended June 30, 1997, 1998 and 1999 was $452, $467 and $481, respectively.

                        PROPHET 21, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          (In Thousands, Except Shares)

6.  CONCENTRATION OF CREDIT RISK:

     Financial instruments which potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions, thereby limiting its credit exposure. The Company currently invests primarily in government obligations. The Company believes that no significant credit risk exists with respect to these investments. There is no significant concentration of credit risk with respect to accounts receivable due to the large number of customers comprising the Company's customer base and their dispersion across different geographic regions. The Company performs on-going credit evaluations and generally  does not require  collateral.  The  Company  maintains  reserves  for potential credit losses, and such losses have been within management's expectations.


7.  EMPLOYEE BENEFIT PLANS:

     The Company has a qualified profit sharing plan covering employees who meet certain eligibility requirements. Contributions are at the discretion of the Board of Directors and may not exceed the maximum amount allowable for federal income tax deduction. The Company did not make any contributions to its qualified profit sharing plan for the years ended June 30, 1997, 1998 and 1999.

     The Company maintains a 401(k) Retirement Savings Plan. The Company's contributions are at the discretion of management and for the years ended June 30, 1997, 1998 and 1999 were $290, $378 and $380 respectively.


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

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and related interpretations in accounting for the Plan. In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company did not elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in fiscal years 1998 and 1999 are required by SFAS 123 and are presented below.

     The Company granted stock options in 1997, 1998 and 1999 for employees. The stock options granted in 1997, 1998 and 1999 have contractual terms of 10 years. All options granted to the employees and directors have an exercise price no less than the fair market value of the stock at grant date. The options granted in 1997, 1998 and 1999 vest one-third each year, beginning on the first anniversary of the date of grant.

     In accordance with APB 25, the Company has not recognized any compensation cost for these stock options granted in 1997, 1998 and 1999.

                        PROPHET 21, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


8.  STOCKHOLDERS' EQUITY (CONTINUED):

     A summary of the status of the Company's stock options as of June 30, 1997, 1998 and 1999 and the changes during the years then ended is presented below:

---------------------------------------------------------------------------------------------
                                                            Exercise Price        Weighted
                                               Shares(1)      Per Share            Average
---------------------------------------------------------------------------------------------
Options outstanding at June 30, 1996            572,500     $4.125 to $7.00          $6.27

                             Granted            140,000               $5.25          $5.25
                            Canceled            (15,000)     $5.00 to $7.00          $6.71
---------------------------------------------------------------------------------------------

Options outstanding at June 30, 1997            697,500     $4.125 to $7.00          $5.95

                             Granted             98,000     $8.50 to $15.25          $9.71
                            Canceled            (22,500)    $5.25 to $12.75         $11.92
                           Exercised           (136,600)     $4.75 to $7.00          $6.83
Non-qualified Options in 1997
                             Granted             10,000              $5.375         $5.375
---------------------------------------------------------------------------------------------

Options outstanding at June 30, 1998            646,400    $4.125 to $15.25          $6.14

                             Granted            125,000   $16.125 to $16.25         $16.19
                            Canceled             (3,500)            $16.125        $16.125
                           Exercised            (13,700)     $5.00 to $7.00          $6.72
---------------------------------------------------------------------------------------------

Options outstanding at June 30, 1999            754,200     $4.75 to $16.25          $7.91

Options exercisable at June 30,
                                1997            400,000     $4.125 to $7.00          $6.31
                                1998            332,580     $4.125 to $7.00          $5.83
                                1999            531,823    $4.125 to $15.25          $6.16
=============================================================================================

(1)     Not reported in thousands

                        PROPHET 21, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


9.  STOCKHOLDERS' EQUITY (CONTINUED):

     The following table summarizes information concerning outstanding and exercisable options as of June 30, 1999:

---------------------------------------------------------------------------------------------------------
                                    OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE

                      -----------------------------------------------------------------------------------

                                        WEIGHTED      WEIGHTED AVERAGE                       WEIGHTED
      RANGE OF         NUMBER OF        AVERAGE        EXERCISE PRICE       NUMBER OF         AVERAGE
  EXERCISE PRICES      OPTIONS(1)    REMAINING LIFE                          OPTIONS      EXERCISE PRICE
---------------------------------------------------------------------------------------------------------
    $4.125 to $6.00      321,700            6.81              $5.11           272,511           $5.08
     $7.00 to $8.50      303,000            5.35              $7.36           254,312           $7.14
   $15.25 to $16.25      129,500            9.04             $16.15             5,000          $15.25
---------------------------------------------------------------------------------------------------------
   $4.125 to $15.25      754,200            6.61              $7.91           531,823           $6.16
---------------------------------------------------------------------------------------------------------
(1)     Not reported in thousands

     Had compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS 123, the Company's net income and net income per common share would approximate the pro forma amounts below:

                                                       JUNE 30,
                                     -------------------------------------------
                                         1997           1998           1999
                                     -----------    -----------    -----------
Net Income:          As reported        $2,287         $3,539         $3,393
                     Pro forma           2,200          3,317          3,212

Income per Share:    As reported         $0.60          $0.90          $0.85
                     Pro forma            0.57           0.84           0.81

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards granted prior to the 1996 fiscal year.

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1999: dividend yield of 0.00%; risk-free interest rate of 5.47%; the expected life of options is estimated to be 4 years; and a volatility of 45.66% for all grants.

     The weighted average fair value of options granted during the fiscal year of 1999 was $6.83.

                        PROPHET 21, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Share Amounts)


9.  STOCKHOLDERS' EQUITY (CONTINUED):

     Stock Repurchase Program:

     In fiscal 1997, the Company's Board of Directors approved resolutions to repurchase up to 600,000 shares of the Company's Common Stock in open market purchases. As of June 30, 1999, the Company had repurchased 599,990 shares at a cost of $4,014.

     1997 Employee Stock Purchase Plan:

     In fiscal 1997, the Company's Board of Directors and shareholders approved the adoption of the 1997 Employee Stock Purchase Plan to make available 100,000 shares of the Company's Common Stock for purchase by the Company's employees. As of June 30, 1999, the Company's employees had purchased 40,803 shares at a cost of $362.

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





PricewaterhouseCoopers LLP
August 11, 1999

                                                                   SCHEDULE II


                                PROPHET 21, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Allowance for Doubtful Accounts

                                BALANCE AT          CHARGED TO
YEAR ENDED                     BEGINNING OF          COSTS AND           DEDUCTIONS           BALANCE AT
  JUNE 30,                        PERIOD              EXPENSES           WRITE-OFFS         END OF PERIOD
  --------                     ------------         ----------           ----------         -------------

  1997.................        $   209,397          $   232,660          $   223,946         $   218,111
  1998.................            218,111              259,404              237,515             240,000
  1999.................            240,000              845,054              824,063             260,991