Form 10-Q
period 1999-09-30
PROPHET 21 INC
filed 1999-11-12
CIK 917823

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                           Commission File No. 0-23306


                                PROPHET 21, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                      23-2746447
-------------------------------------      -------------------------------------
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)


19 West College Ave., Yardley, Pennsylvania                   19067
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

                    Yes:  X                   No:
                        ----                     ----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 1, 1999:

               Class                              Number of Shares
               -----                              ----------------

     Common Stock, $.01 par value                     3,607,544

                        PROPHET 21, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----

PART I.       FINANCIAL INFORMATION........................................  1

     Item 1.  Financial Statements.........................................  1

              Consolidated Balance Sheets
              as of June 30, 1999 and
              September 30, 1999 (unaudited)...............................  2

              Consolidated Statements of Operations
              for the three months ended
              September 30, 1998 and 1999 (unaudited)......................  3

              Consolidated Statements of Cash Flows
              for the three months ended
              September 30, 1998 and 1999 (unaudited)......................  4

              Notes to Consolidated Financial Statements (unaudited).......  5

     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition................  7

              Results of Operations........................................  8

              Liquidity and Capital Resources.............................. 10

              Year 2000 Compliance......................................... 10

PART II.      OTHER INFORMATION............................................ 12

     Item 6.  Exhibits and Reports on Form 8-K............................. 12

SIGNATURES ................................................................ 13

                          PART I. FINANCIAL INFORMATION


                          Item 1. Financial Statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (In Thousands, Except Shares)

                                                                   June 30,          September 30,
                                                                     1999                1999
                                                                   --------          ------------
ASSETS                                                                                (Unaudited)
Current assets:
   Cash and cash equivalents................................      $  2,520             $  4,060
   Marketable securities....................................         1,661                1,624
   Accounts receivable, net of allowance for
     doubtful accounts of $261 and $261, respectively.......        19,743               14,972
   Billed and unearned maintenance contracts................         2,140                2,266
   Inventories..............................................           666                1,110
   Deferred income taxes....................................           156                  244
   Prepaid and other current assets.........................         1,230                1,451
                                                                  --------             --------
        Total current assets................................        28,116               25,727
Long-term marketable securities.............................         3,175                3,175
Equipment and improvements, net.............................         3,100                3,137
Software development costs, net.............................         2,131                1,812
Other assets................................................            35                   30
                                                                  --------             --------
        Total assets........................................      $ 36,557             $ 33,881
                                                                  ========             ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.........................................      $  2,737             $  2,411
   Accrued expenses and other liabilities ..................         1,715                1,701
   Commissions payable......................................           708                  244
   Taxes payable............................................         1,206                  123
   Profit sharing plan contribution payable ................           403                  265
   Deferred income .........................................         2,959                3,052
                                                                  --------             --------
        Total current liabilities ..........................         9,728                7,796
                                                                  --------             --------
Deferred income taxes.......................................           728                  816
                                                                  --------             --------
Commitments and contingent liabilities
Stockholders' equity:
   Preferred stock -- $0.01 par value, 1,500,000
     shares authorized; no shares issued or outstanding.....            --                   --
   Common stock -- $0.01 par value, 10,000,000 shares
     authorized; 4,193,603 and 4,207,534 shares issued,
     respectively; 3,593,613 and 3,607,544 outstanding,
     respectively...........................................            42                   42
   Additional paid-in capital...............................        10,734               10,812
   Retained earnings .......................................        19,339               18,429
   Treasury stock at cost, 599,990 shares...................        (4,014)              (4,014)
                                                                  --------             --------
        Total stockholders' equity .........................        26,101               25,269
                                                                  --------             --------
        Total liabilities and stockholders' equity .........      $ 36,557             $ 33,881
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

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                     For the Three Months
                                                                     Ended September 30,
                                                            -----------------------------------
                                                                  1998                  1999
                                                                  ----                  ----
Revenue:
  Software and hardware sales............................     $   6,504              $   2,938
  Service and support....................................         4,661                  6,348
                                                              ---------              ---------
                                                                 11,165                  9,286
                                                              ---------              ---------
Cost of revenue:
  Software and hardware sales............................         2,901                  1,962
  Service and support....................................         2,757                  3,772
                                                              ---------              ---------
                                                                  5,658                  5,734
                                                              ---------              ---------
      Gross profit.......................................         5,507                  3,552
                                                              ---------              ---------
Operating expenses:
  Sales and marketing....................................         2,393                  2,496
  Research and development...............................         1,310                  1,718
  General and administrative.............................           660                    777
                                                              ---------              ---------
                                                                  4,363                  4,991
                                                              ---------              ---------
      Operating income (loss)............................         1,144                 (1,439)
Interest income..........................................            72                     60
                                                              ---------              ---------
Income (loss) before taxes...............................         1,216                 (1,379)
Provision (benefit) for income taxes.....................           389                   (469)
                                                              ---------              ---------

Net income (loss)........................................     $     827              $    (910)
                                                              =========              =========

Basic earnings (loss) per share:
  Net income (loss) per share............................     $    0.22              $   (0.25)
                                                              =========              =========
  Weighted average common shares outstanding.............         3,686                  3,594
                                                              =========              =========

Diluted earnings (loss) per share:
  Net income (loss) per share............................     $    0.21              $   (0.25)
                                                              =========              =========
  Weighted average common and common equivalent shares
    outstanding..........................................         4,023                  3,594
                                                              =========              =========





   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                   Three Months Ended September 30,
                                                                   --------------------------------
                                                                         1998              1999
                                                                         ----              ----
Cash flows from operating activities:
Net income (loss)............................................          $     827         $    (910)
                                                                       ---------         ---------

Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Depreciation and amortization...........................                589               750
     Provision for losses on accounts receivable.............                 67                49
(Increases) decreases in operating assets:
     Accounts receivable.....................................                986             4,722
     Advanced billings.......................................               (210)             (126)
     Inventories.............................................                141              (444)
     Prepaid expenses and other current assets...............                (32)             (221)
     Other assets............................................                 26                 5
Increases (decreases) in operating liabilities:
     Accounts payable........................................             (1,196)             (328)
     Accrued expenses........................................               (948)             (478)
     Taxes payable...........................................                374            (1,083)
     Profit sharing plan contribution payable................                (89)             (138)
     Deferred income.........................................                 82                93
                                                                       ---------         ---------
     Total adjustments.......................................               (210)            2,801
                                                                       ---------         ---------
Net cash provided by operating activities....................                617             1,891
                                                                       ---------         ---------

Cash flows from investing activities:
  Cash purchases of equipment and improvements...............               (253)             (430)
  Purchase of marketable securities..........................             (1,200)               --
  Maturity of marketable securities..........................              1,000                --
                                                                       ---------         ---------
Net cash used by investing activities........................               (453)             (430)
                                                                       ---------         ---------

Cash flows from financing activities:
  Stock options exercised....................................                 52                24
  Employee stock purchase plan...............................                 62                55
                                                                       ---------         ---------
Net cash provided by financing activities....................                114                79
                                                                       ---------         ---------
Net increase in cash and cash equivalents....................                278             1,540
Cash and cash equivalents at beginning of period.............              2,206             2,520
                                                                       ---------         ---------
Cash and cash equivalents at end of period...................          $   2,484         $   4,060
                                                                       =========         =========

Supplemental cash flow disclosures:
  Income taxes paid..........................................          $      15         $     403
                                                                       =========         =========

   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                        ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
           (Information for September 30, 1998 and 1999 is unaudited)
                     (dollars in thousands, except shares)


NOTE 1 -- BASIS OF PRESENTATION:

     The information presented for September 30, 1999, and for the three-month periods ended September 30, 1998 and 1999, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 1999 and the results of its operations and its cash flows for the three-month periods ended September 30, 1998 and 1999. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1999, which were included as part of the Company's Annual Report on Form 10-K.

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

NOTE 2 -- CAPITALIZED SOFTWARE DEVELOPMENT COSTS:

     The Company has capitalized certain software development costs in accordance with the Statement of Financial Accounting Standards Board ("SFAS") No. 86. Such costs were capitalized after technological feasibility was demonstrated. Beginning when the products were offered for sale, the software development costs were and are continuing to be amortized to cost of revenue on a straight-line basis over the lesser of three years or the estimated economic lives of the products.

     Amortization of capitalized software development amounted to $319 in the three months ended September 30, 1999. All other research and development costs have been expensed.

                        PROPHET 21, INC. AND SUBSIDIARIES
                        ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
           (Information for September 30, 1998 and 1999 is unaudited)
                     (dollars in thousands, except shares)


NOTE 3 -- STOCKHOLDERS' EQUITY:

     Preferred Stock

     The Company has an authorized class of 1,500,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board of Directors may determine.

NOTE 4 -- STOCK REPURCHASE PROGRAM:

     In fiscal 1997, the Company's Board of Directors approved resolutions to repurchase up to 600,000 shares of the Company's Common Stock in open market purchases. The Company has repurchased an aggregate of 599,990 shares at a total cost of $4,014. Such shares are held in treasury. The Company's last Common Stock repurchase occurred in the fourth quarter of fiscal 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL

     The Company provides innovative software solutions that meet the changing business demands of distribution operations within the extended supply chain. Prophet 21 develops, markets and supports a complete suite of Year 2000 compliant, distribution-centric enterprise applications for either Windows NT, UNIX or AS/4000 for finance, order management, inventory management, purchasing and electronic commerce. In addition, Prophet 21 provides industry-specific, distribution-centric enterprise solutions for select markets including industrial manufacturer representative organizations, automotive, aerospace and defense, electrical supply, electronics, medical and dental, tile, plumbing, HVAC, hardware, janitorial and general distribution.

     The Company's revenue is derived from the sale of either Prophet 21 Acclaim or Prophet 21 Wholesale software solutions. Other sources of revenue include: customer support maintenance contracts, equipment maintenance (when purchased via Prophet 21), the sale of optional third-party software products and training services provided by the Company's Educational Services department which began operations in fiscal 1998. Each Prophet 21 Acclaim Solution includes the Prophet 21 Acclaim Software, an IBM RISC System/6000 computer, various optional third-party software products and hardware components, training, support and installation. Each Prophet 21 Wholesale Solution includes the Prophet 21 Wholesale Software, training, support and installation. The Company's Educational Services department develops a variety of educational tools and programs to train customers in the Prophet 21 Systems. Such programs include interactive computer-based training, video training and remote training. The Company's cost of revenue consists principally of the costs of hardware components, customer support, installation and training and, to a lesser extent, third-party software.

     Prophet 21 Acclaim is a complete distribution industry management solution that combines the functionality of the traditional Prophet 21 System with the technology of Progress Software Corporation's DBMS. Prophet 21 Acclaim is targeted for sales to new customers and current Prophet 21 XL customers. It has been designed so that current XL users can move to this new product while preserving their existing technology infrastructure.

     Prophet 21 Wholesale is a fully integrated Microsoft Windows NT-based client/server software suite. Prophet 21 Wholesale is targeted for medium-sized companies looking to solve their distribution-centric business requirements with a Windows NT client/server solution. These companies desire a solution that provides a transaction-intensive sales order management and inventory management solution to meet their customer service needs. They also require a solution that integrates with an accounting solution and can be implemented in a cost-effective manner. The Prophet 21 Wholesale product is suitable for distribution-oriented companies, as well as businesses that have a distribution component of their own.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Revenue. Revenue decreased by 16.8%, or $1,879,000, from $11,165,000 in the three months ended September 30, 1998 ("First Quarter of Fiscal 1999") to $9,286,000 in the three months ended September 30, 1999 ("First Quarter of Fiscal 2000"). Software and hardware sales revenue decreased by 54.8%, or $3,566,000, from $6,504,000 in the First Quarter of Fiscal 1999 to $2,938,000 in
the First Quarter of Fiscal 2000. This decrease was attributable primarily to a slowdown in software market sales caused by potentially new and existing customer concerns relating to issues in connection with the Year 2000. Other factors contributing to the decrease included the Company's focus on larger accounts which typically require a longer sales cycle than traditionally targeted Prophet 21 customers. Service and support revenue increased by 36.2%, or $1,687,000, from $4,661,000 in the First Quarter of Fiscal 1999 to $6,348,000 in the First Quarter of Fiscal 2000. This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts.

     Gross profit. The Company's gross profit decreased by 35.5%, or $1,955,000, from $5,507,000 in the First Quarter of Fiscal 1999 to $3,552,000 in the First Quarter of Fiscal 2000. Gross profit margin decreased from 49.3% of revenue in the First Quarter of Fiscal 1999 to 38.3% of revenue in the First Quarter of Fiscal 2000. Gross profit from software and hardware sales decreased by 72.9%, or $2,627,000, from $3,603,000 in the First Quarter of Fiscal 1999 to $976,000 in the First Quarter of Fiscal 2000. Gross profit margin attributable to software and hardware sales decreased from 55.4% in the First Quarter of Fiscal 1999 to 33.2% in the First Quarter of Fiscal 2000. The decrease in such gross profit and gross profit margin were attributable primarily to a decrease in sales volume. Gross profit from service and support revenue increased by 35.3%, or $672,000, from $1,904,000 in the First Quarter of Fiscal 1999 to $2,576,000 in the First Quarter of Fiscal 2000. Gross profit margin attributable to service and support revenue decreased slightly from 40.8% of service and support revenue in the First Quarter of Fiscal 1999 to 40.6% of service and support revenue in the First Quarter of Fiscal 2000. The increase in such gross profit was attributable primarily to increased revenues. The decrease in such gross profit margin was attributable primarily to a slight decrease in revenue from the Company's Educational Services department.

     Sales and marketing expenses. Sales and marketing expenses increased by 4.3%, or $103,000, from $2,393,000 in the First Quarter of Fiscal 1999 to $2,496,000 in the First Quarter of Fiscal 2000, and increased as a percentage of revenue from 21.4% to 26.9%, respectively. Such expenses increased in absolute dollars due primarily to increased compensation expenses associated with staffing and increased investment in marketing. Such expenses increased as a percentage of revenue due to decreased sales volume.

     Research and development expenses. Research and development expenses increased by 31.1%, or $408,000, from $1,310,000 in the First Quarter of Fiscal 1999 to $1,718,000 in the First Quarter of Fiscal 2000, and increased as a percentage of revenue from 11.7% to 18.5%, respectively. Research and development expenses increased in absolute dollars due primarily to an increase in salary expenses. Such expenses increased as a percentage of revenue due to decreased sales volume.

     General and administrative expenses. General and administrative expenses increased by 17.7%, or $117,000, from $660,000 in the First Quarter of Fiscal 1999 to $777,000 in the First Quarter of Fiscal 2000, and increased as a percentage of revenue from 5.9% to 8.4%, respectively. General and administrative expenses were offset in part by decreased operating expenses. Such expenses increased as a percentage of revenue due to decreased sales volume.

     Income taxes. The Company's effective tax rate was 32.0% and 34.0% in the First Quarter of Fiscal 1999 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has funded its operations primarily from cash generated by operations and available cash, including funds raised in the Company's initial public offering completed in March 1994. The Company's cash flow provided by operations was $617,000 and $1,891,000 for the three months ended September 30, 1998 and 1999, respectively.

     The Company's working capital was $16,869,000 and $17,931,000 at September 30, 1998 and 1999, respectively.

     The Company invested $253,000 and $430,000 in capital equipment and leasehold improvements in the three months ended September 30, 1998 and 1999, respectively. There are no other material commitments for capital expenditures currently outstanding.

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

     In fiscal 1997, the Company's Board of Directors approved resolutions to repurchase up to 600,000 shares of the Company's Common Stock in open market purchases. The Company has repurchased an aggregate of 599,990 shares at a total cost of $4,014,000. The Company's last Common Stock repurchase occurred in the fourth quarter of fiscal 1999.

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

                           PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            27  Financial Data Schedule for the period ended September 30, 1999.

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Prophet 21, Inc.




DATE:  November 12, 1999                      By:/s/ Charles L. Boyle, III
                                                --------------------------------
                                                Charles L. Boyle, III,
                                                President and Chief
                                                Executive Officer
                                                (Principal Executive
                                                Officer)



DATE:  November 12, 1999                      By:/s/ Thomas M. Giuliani
                                                --------------------------------
                                                Thomas M. Giuliani,
                                                Chief Financial Officer
                                                and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)