Form 10-Q
period 1999-12-31
PROPHET 21 INC
filed 2000-02-07
CIK 917823

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999
                           Commission File No. 0-23306


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

                    Yes:  X                   No:
                        ----                     ----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 1, 2000:

               Class                              Number of Shares
               -----                              ----------------

     Common Stock, $.01 par value                     3,617,493

                        PROPHET 21, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS
                                -----------------
                                                                          Page
                                                                          ----

PART    I.   FINANCIAL INFORMATION......................................    1

    Item 1.  Financial Statements.......................................    1

             Consolidated Balance Sheets
             as of June 30, 1999 and
             December 31, 1999 (unaudited)..............................    2

             Consolidated Statements of Operations
             for the three months and the six months ended
             December 31, 1998 and 1999 (unaudited).....................    3

             Consolidated Statements of Cash Flows
             for the six months ended
             December 31, 1998 and 1999 (unaudited).....................    4

             Notes to Consolidated Financial Statements (unaudited).....    5

    Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial Condition..............    7

             Results of Operations......................................    8

             Liquidity and Capital Resources............................   11

             Year 2000 Compliance.......................................   11

PART II.     OTHER INFORMATION..........................................   12

    Item 4.  Submission of Matters to a Vote of Security Holders........   12

    Item 5.  Other Information..........................................   12

    Item 6.  Exhibits and Reports on Form 8-K...........................   12

SIGNATURES .............................................................   13

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (In Thousands, Except Shares)

                                                                   June 30,          December 31,
                                                                     1999               1999
                                                                  ---------          ------------
                                                                                     (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents............................          $  2,520             $  3,144
   Marketable securities................................             1,661                1,681
   Accounts receivable, net of allowance for
      doubtful accounts of $261 and $274, respectively..            19,743               13,337
   Advanced billings....................................             2,140                2,322
   Inventories..........................................               666                1,173
   Deferred income taxes................................               156                  156
   Prepaid and other current assets.....................             1,230                1,511
                                                                  --------             --------
        Total current assets............................            28,116               23,324
Long-term marketable securities.........................             3,175                4,670
Equipment and improvements, net.........................             3,100                3,026
Software development costs, net.........................             2,131                1,492
Other assets............................................                35                   27
                                                                  --------             --------
        Total assets....................................          $ 36,557             $ 32,539
                                                                  ========             ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.....................................          $  2,737             $  1,186
   Accrued expenses and other liabilities ..............             1,715                1,160
   Commissions payable..................................               708                  245
   Taxes payable........................................             1,206                  427
   Profit sharing plan contribution payable ............               403                    5
   Deferred income .....................................             2,959                3,045
                                                                  --------             --------
        Total current liabilities ......................             9,728                6,068
                                                                  --------             --------
Deferred income taxes...................................               728                  728
                                                                  --------             --------
Commitments and contingent liabilities
Stockholders' equity:
   Preferred stock -- $0.01 par value, 1,500,000
      shares authorized; no shares issued or outstanding                --                   --
   Common  stock  --  $0.01  par  value,  10,000,000  shares
authorized;
      4,193,603 and 4,216,883 shares issued, respectively;              42                   42
      3,593,613 and 3,616,893 shares outstanding,
respectively............................................
   Additional paid-in capital...........................            10,734               10,881
   Retained earnings ...................................            19,339               18,834
   Treasury stock at cost, 599,990                                  (4,014)              (4,014)
                                                                  --------             --------
shares..........................................
        Total stockholders' equity .....................            26,101               25,743
                                                                  --------             --------
        Total liabilities and stockholders' equity .....          $ 36,557             $ 32,539
                                                                  ========             ========

   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                           For the Three Months           For the Six Months
                                            Ended December 31,            Ended December 31,
                                           --------------------          -------------------
                                           1998           1999           1998           1999
                                           ----           ----           ----           ----
Revenue:
  Software and hardware sales.....       $  6,801       $  4,589       $ 13,305        $  7,527
  Service and support.............          5,335          7,258          9,996          13,606
                                         --------       --------       --------        --------
                                           12,136         11,847         23,301          21,133
                                         --------       --------       --------        --------
Cost of revenue:
  Software and hardware sales.....          2,725          1,966          5,546           3,928
  Service and support.............          3,053          3,847          5,860           7,619
                                         --------       --------       --------        --------
                                            5,778          5,813         11,406          11,547
                                         --------       --------       --------        --------
      Gross profit................          6,358          6,034         11,895           9,586
                                         --------       --------       --------        --------

Operating expenses:
  Sales and marketing.............          3,063          3,004          5,407           5,500
  Research and development........          1,402          1,698          2,782           3,416
  General and administrative......            696            804          1,365           1,581
                                         --------       --------       --------        --------
                                            5,161          5,506          9,554          10,497
                                         --------       --------       --------        --------
      Operating income (loss).....          1,197            528          2,341            (911)
Interest income...................             75             85            147             145
                                         --------       --------       --------        --------
Income (loss) before taxes........          1,272            613          2,488            (766)
Provision (benefit) for income
 taxes............................            405            208            794            (261)
                                         --------       --------       --------        --------

Net income (loss).................       $    867       $    405       $  1,694        $   (505)
                                         ========       ========       ========        ========

Basic earnings (loss) per share:
Net income (loss) per share.......       $   0.23       $   0.11       $   0.46        $  (0.14)
                                         ========       ========       ========        ========
Weighted average common
  shares outstanding..............          3,724          3,608          3,720           3,601
                                         ========       ========       ========        ========

Diluted earnings (loss) per share:
Net income (loss) per share.......       $   0.22       $   0.11       $   0.43        $  (0.14)
                                         ========       ========       ========        ========
Weighted average common
  and common equivalent shares
  outstanding.....................          4,014          3,816          4,036           3,601
                                         ========       ========       ========        ========




   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                     Six Months Ended December 31,
                                                                     -----------------------------
                                                                         1998            1999
                                                                       --------        --------
Cash flows from operating activities:
Net income (loss)............................................          $  1,694        $   (505)
                                                                       --------        --------

Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Depreciation and amortization...........................             1,194           1,401
     Provision for losses on accounts receivable.............               155             225
Decreases (increases) in operating assets:
     Accounts receivable.....................................             1,152           6,181
     Advanced billings.......................................              (306)           (182)
     Inventories.............................................              (133)           (507)
     Prepaid expenses and other current assets...............               298            (281)
     Other assets............................................                50               8
(Decreases) increases in operating liabilities:
     Accounts payable........................................            (1,341)         (1,551)
     Accrued expenses........................................              (979)         (1,018)
     Taxes payable...........................................              (194)           (779)
     Profit sharing plan contribution payable................              (251)           (398)
     Deferred income.........................................               185              86
                                                                       --------        --------
     Total adjustments.......................................              (170)          3,185
                                                                       --------        --------
Net cash provided by operating activities....................             1,524           2,680
                                                                       --------        --------

Cash flows from investing activities:
  Cash purchases of equipment and improvements...............              (790)           (708)
  Purchase of marketable securities..........................            (2,600)         (1,495)
  Maturity of marketable securities..........................             1,750              --
                                                                       --------        --------
Net cash used by investing activities........................            (1,640)         (2,203)
                                                                       --------        --------

Cash flows from financing activities:
  Stock options exercised....................................                55              40
  Employee stock purchase plan...............................               128             107
                                                                       --------        --------
Net cash provided by financing activities....................               183             147
                                                                       --------        --------
Net increase in cash and cash equivalents....................                67             624
Cash and cash equivalents at beginning of period.............             2,206           2,520
                                                                       --------        --------
Cash and cash equivalents at end of period...................          $  2,273        $  3,144
                                                                       ========        ========

Supplemental cash flow disclosures:
  Income taxes paid..........................................          $    823        $    560
                                                                       ========        ========

   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                        ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)
                      (dollars in thousands, except shares)


NOTE 1 -- BASIS OF PRESENTATION:

     The information presented for December 31, 1999, and for the three-month and the six-month periods ended December 31, 1998 and 1999, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of December 31, 1999 and the results of its operations and its cash flows for the three-month and six-month periods ended December 31, 1998 and 1999. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1999, which were included as part of the Company's Annual Report on Form 10-K.

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

     Amortization of capitalized software development amounted to $639 in the six months ended December 31, 1999. All other research and development costs have been expensed.

                         PROPHET 21, INC. AND SUBSIDIARIES
                        ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)
                      (dollars in thousands, except shares)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL

     The Company provides innovative software solutions that meet the changing business demands of distribution operations within the extended supply chain. Prophet 21 develops, markets and supports a complete suite of Year 2000 compliant, distribution-centric enterprise applications for either Windows NT, UNIX or AS/4000 for finance, order management, inventory management, purchasing and electronic commerce. In addition, Prophet 21 provides industry-specific, distribution-centric enterprise solutions for select markets including industrial, automotive, aerospace and defense, electrical supply, electronics, dental and medical, tile, plumbing and HVAC.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

     Revenue. Revenue decreased by 2.4%, or $289,000 from $12,136,000 in the three months ended December 31, 1998 ("Second Quarter of Fiscal 1999") to $11,847,000 in the three months ended December 31, 1999 ("Second Quarter of Fiscal 2000"). Software and hardware sales revenue decreased by 32.5%, or $2,212,000 from $6,801,000 in the Second Quarter of Fiscal 1999 to $4,589,000 in the Second Quarter of Fiscal 2000. This decrease was attributable primarily to a slowdown in software market sales caused by potentially new and existing customer concerns relating to issues in connection with the Year 2000. Other factors contributing to the decrease included the Company's focus on larger accounts which typically require a longer sales cycle than traditionally targeted Prophet 21 customers. Service and support revenue increased by 36.0%, or $1,923,000, from $5,335,000 in the Second Quarter of Fiscal 1999 to $7,258,000 in the Second Quarter of Fiscal 2000. This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts and in consulting services performed by the Company.

     Gross profit. The Company's gross profit decreased by 5.1%, or $324,000, from $6,358,000 in the Second Quarter of Fiscal 1999 to $6,034,000 in the Second Quarter of Fiscal 2000. Gross profit margin decreased from 52.4% of revenue in the Second Quarter of Fiscal 1999 to 50.9% of revenue in the Second Quarter of Fiscal 2000. Gross profit from software and hardware sales decreased by 35.6%, or $1,453,000, from $4,076,000 in the Second Quarter of Fiscal 1999 to $2,623,000 in the Second Quarter of Fiscal 2000. Gross profit margin attributable to software and hardware sales decreased from 59.9% in the Second Quarter of Fiscal 1999 to 57.2% in the Second Quarter of Fiscal 2000. The decrease in such gross profit was attributable primarily to a decrease in sales volume. The decrease in such gross profit margin was attributable to a change in product mix. Gross profit from service and support revenue increased by 49.5%, or $1,129,000, from $2,282,000 in the Second Quarter of Fiscal 1999 to $3,411,000 in the Second Quarter of Fiscal 2000. Gross profit margin attributable to service and support revenue increased from 42.8% of service and support revenue in the Second Quarter of Fiscal 1999 to 47.0% of service and support revenue in the Second Quarter of Fiscal 2000. The increase in such gross profit and gross profit margin was attributable primarily to increased revenues which increased faster than the expenses associated with the delivery of service and support.

     Sales and marketing expenses. Sales and marketing expenses decreased by 1.9%, or $59,000, from $3,063,000 in the Second Quarter of Fiscal 1999 to $3,004,000 in the Second Quarter of Fiscal 2000, and increased as a percentage of revenue from 25.2% to 25.4%, respectively. Such expenses decreased in absolute dollars due primarily to decreased compensation expenses associated with decreased sales commission. Such expenses increased slightly as a percentage of revenue due to decreased sales volume.

     Research and development expenses. Research and development expenses increased by 21.1%, or $296,000, from $1,402,000 in the Second Quarter of Fiscal 1999 to $1,698,000 in the Second Quarter of Fiscal 2000, and increased as a percentage of revenue from 11.6% to 14.3%, respectively. Research and development expenses increased in absolute dollars due primarily to an increase in salary expenses related to increased staffing as the Company continues to invest in product development. Such expenses increased as a percentage of revenue due to decreased sales volume.

     General and administrative expenses. General and administrative expenses increased by 15.5%, or $108,000, from $696,000 in the Second Quarter of Fiscal 1999 to $804,000 in the Second Quarter of Fiscal 2000, and increased as a percentage of revenue from 5.7% to 6.8%, respectively. General and administrative expenses increased in absolute dollars due primarily to increased operating expenses. Such expenses increased as a percentage of revenue due primarily to increased operating expenses and decreased sales volume.

     Income taxes. The Company's effective tax rate was 31.8% and 33.9% in the Second Quarter of Fiscal 1999 and 2000, respectively.

     SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1999

     Revenue. Revenue decreased by 9.3%, or $2,168,000 from $23,301,000 in the first six months of fiscal 1999 to $21,133,000 in the first six months of fiscal 2000. Software and hardware sales revenue decreased by 43.4%, or $5,778,000 from $13,305,000 in the first six months of fiscal 1999 to $7,527,000 in the first six months of fiscal 2000. This decrease was attributable primarily to a slowdown in software market sales caused by potentially new and existing customer concerns relating to issues in connection with the Year 2000. Other factors contributing to the decrease included the Company's focus on larger accounts which typically require a longer sales cycle than traditionally targeted Prophet 21 customers. Service and support revenue increased by 36.1%, or $3,610,000 from $9,996,000 in the first six months of fiscal 1999 to $13,606,000 in the first six months of fiscal 2000. This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts.

     Gross profit. The Company's gross profit decreased by 19.4%, or $2,309,000, from $11,895,000 in the first six months of fiscal 1999 to $9,586,000 in the first six months of fiscal 2000. Gross profit margin decreased from 51.0% of revenue in the first six months of fiscal 1999 to 45.4% of revenue in the first six months of fiscal 2000. Gross profit from software and hardware sales decreased by 53.6%, or $4,160,000, from $7,759,000 in the first six months of fiscal 1999 to $3,599,000 in the first six months of fiscal 2000. Gross profit margin attributable to software and hardware sales decreased from 58.3% in the first six months of fiscal 1999 to 47.8% in the first six months of fiscal 2000. The decrease in such gross profit was attributable primarily to a decrease in sales volume. The decrease in such gross profit margin was attributable to a change in product mix. Gross profit from service and support revenue increased by 44.8%, or $1,851,000, from $4,136,000 in the first six months of fiscal 1999 to $5,987,000 in the first six months of fiscal 2000. Gross profit margin attributable to service and support revenue increased from 41.4% of service and support revenue in the first six months of fiscal 1999 to 44.0% of service and support revenue in the first six months of fiscal 2000. The increase in such gross profit and gross profit margin was attributable primarily to increased revenues which increased faster than the expenses associated with the delivery of service and support.

     Sales and marketing expenses. Sales and marketing expenses increased by 1.7%, or $93,000, from $5,407,000 in the first six months of fiscal 1999 to $5,500,000 in the first six months of fiscal 2000, and increased as a percentage of revenue from 23.2% to 26.0%, respectively. Such expenses increased in absolute dollars due primarily to increased compensation expenses associated with staffing and increased investment in marketing. Such expenses increased as a percentage of revenue due to decreased sales volume.

     Research and development expenses. Research and development expenses increased by 22.8% or $634,000, from $2,782,000 in the first six months of fiscal 1999 to $3,416,000 in the first six months of fiscal 2000, and increased as a percentage of revenue from 11.9% to 16.2%, respectively. Research and development expenses increased in absolute dollars due primarily to an increase in salary expenses related to increased staffing as the Company continues to invest in product development. Such expenses increased as a percentage of revenue due to decreased sales volume.

     General and administrative expenses. General and administrative expenses increased by 15.8%, or $216,000, from $1,365,000 in the first six months of fiscal 1999 to $1,581,000 in the first six months of fiscal 2000, and increased as a percentage of revenue from 5.9% to 7.5%, respectively. Such expenses increased as a percentage of revenue due to decreased sales volume.

     Income taxes. The Company's effective tax rate was 31.9% and 34.1% in the first six months of fiscal 1999 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has funded its operations primarily from cash generated by operations and available cash, including funds raised in the Company's initial public offering completed in March 1994. The Company's cash flow provided by operations was $1,524,000 and $2,680,000 for the six months ended December 31, 1998 and 1999, respectively.

     The Company's working capital was $16,593,000 and $17,256,000 at December 31, 1998 and 1999, respectively.

     The Company invested $790,000 and $708,000 in capital equipment and leasehold improvements in the six months ended December 31, 1998 and 1999, respectively. There are no other material commitments for capital expenditures currently outstanding.

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

YEAR 2000 COMPLIANCE

     The Company did not experience any significant computer or systems problems relating to the Year 2000. Upon review of the Company's internal and external systems during 1999, the Company determined that it did not have any material exposure to such computer problems and that the software and systems required to operate its business and provide its services were Year 2000 compliant. As a result, the Company did not incur, and does not expect to incur, any material expenditures relating to Year 2000 systems remediation.

                           PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders of the Company was held on October 21, 1999.

     There were 3,407,811 shares present at the meeting in person or by proxy. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

Nominee                                  For                   Withheld
-------                                  ---                   --------

John E. Meggitt, Ph.D.                3,364,940                  42,871
Charles L. Boyle, III                 3,364,940                  42,871
Dorothy M. Meggitt                    3,364,940                  42,871
Louis J. Cissone                      3,364,940                  42,871
Mark A. Timmerman                     3,364,940                  42,871

     Additionally, a vote was taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending June 30, 2000. Of the 3,407,811 shares present at the meeting in person or by proxy, 3,392,340 shares were voted in favor of such proposal, 10,171 shares were voted against such proposal, and 5,300 shares abstained from voting.

ITEM 5.   OTHER INFORMATION.

     On November  19,  1999,  the  Company  entered  into a Royalty  License and
Distribution Agreement (the "Agreement") with Microsoft Corporation ("Microsoft"). The Agreement became effective on November 29, 1999; however, the Company did not begin to operate pursuant to such Agreement until its announcement on February 1, 2000. The Agreement expires on December 31, 2001.

     The Agreement permits the Company to bundle together its Prophet 21 Wholesale product with the Microsoft SQL Server 7.0, allowing the Company's customers to secure both the Company's business software and Microsoft's database platform in a single purchase from the Company.

ITEM 6.   EXHIBITS.

     (a)  Exhibits.

          27   Financial Data Schedule for the period ended  December 31, 1999.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Prophet 21, Inc.




DATE:  February 7, 2000                          By:/s/ Charles L. Boyle, III
                                                    ---------------------------
                                                    Charles L. Boyle, III,
                                                    President and Chief
                                                    Executive Officer
                                                    (Principal Executive
                                                    Officer)



DATE:  February 7, 2000                          By:/s/ Thomas M. Giuliani
                                                    ---------------------------
                                                    Thomas M. Giuliani,
                                                    Chief Financial Officer
                                                    and Treasurer
                                                    (Principal Financial and
                                                    Accounting Officer)