Form 10-Q
period 2000-03-31
PROPHET 21 INC
filed 2000-05-11
CIK 917823

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                           Commission File No. 0-23306


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

                    Yes:  X                   No:
                        ----                     ----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of May 1, 2000:

               Class                              Number of Shares
               -----                              ----------------

     Common Stock, $.01 par value                     3,658,993

                        PROPHET 21, INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS
                                -----------------

                                                                          Page
                                                                          ----

PART    I.   FINANCIAL INFORMATION.......................................   1

    Item 1.  Financial Statements........................................   1
             Consolidated Balance Sheets
             as of June 30, 1999 and
             March 31, 2000 (unaudited)..................................   2

             Consolidated Statements of Operations
             for the three months and the nine months ended
             March 31, 1999 and 2000 (unaudited).........................   3

             Consolidated Statements of Cash Flows
             for the nine months ended
             March 31, 1999 and 2000 (unaudited).........................   4

             Notes to Consolidated Financial Statements (unaudited)......   5

    Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial Condition...............   7

             Results of Operations.......................................   8

             Liquidity and Capital Resources.............................  11

             Year 2000 Compliance........................................  11

PART II.     OTHER INFORMATION...........................................  12

    Item 5.  Other Information...........................................  12

    Item 6.  Exhibits and Reports on Form 8-K............................  12

SIGNATURES ..............................................................  13

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (In Thousands, Except Shares)

                                                                   June 30,            March 31,
                                                                     1999                 2000
                                                                  ---------            ---------
ASSETS                                                                                (Unaudited)
Current assets:
   Cash and cash equivalents............................          $  2,520            $   3,906
   Marketable securities................................             1,661                4,141
   Accounts receivable, net of allowance for
      doubtful accounts of $261 and $705, respectively..            19,743               13,426
   Advanced billings....................................             2,140                2,010
   Inventories..........................................               666                1,128
   Deferred income taxes................................               156                  156
   Prepaid and other current assets.....................             1,230                1,461
                                                                  --------            ---------
        Total current assets............................            28,116               26,228
Long-term marketable securities.........................             3,175                3,170
Equipment and improvements, net.........................             3,100                2,971
Software development costs, net.........................             2,131                1,172
Other assets............................................                35                    3
                                                                  --------            ---------
        Total assets....................................          $ 36,557            $  33,544
                                                                  ========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.....................................          $  2,737            $   1,654
   Accrued expenses and other liabilities ..............             1,715                1,075
   Commissions payable..................................               708                  207
   Taxes payable........................................             1,206                  449
   Profit sharing plan contribution payable ............               403                    1
   Deferred income .....................................             2,959                3,193
                                                                  --------            ---------
        Total current liabilities ......................             9,728                6,579
                                                                  --------            ---------
Deferred income taxes...................................               728                  728
                                                                  --------            ---------
Commitments and contingent liabilities
Stockholders' equity:
   Preferred stock -- $0.01 par value, 1,500,000 shares
      authorized; no shares issued or outstanding.......                --                   --
   Common stock -- $0.01 par value, 10,000,000  shares
      authorized; 4,193,603 and 4,242,554 shares
      issued, respectively; 3,593,613 and 3,642,564
      shares outstanding, respectively..................                42                   42
   Additional paid-in capital...........................            10,734               11,038
   Retained earnings ...................................            19,339               19,171
   Treasury stock at cost, 599,990 shares...............            (4,014)              (4,014)
                                                                  --------            ---------
        Total stockholders' equity .....................            26,101               26,237
                                                                  --------            ---------
        Total liabilities and stockholders' equity .....          $ 36,557            $  33,544
                                                                  ========            =========

   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                               For the Three Months         For the Nine Months
                                                 Ended March 31,              Ended March 31,
                                              ----------------------      -----------------------
                                                 1999         2000            1999         2000
                                                 ----         ----            ----         ----
Revenue:
  Software and hardware sales.........        $   6,039    $   4,845      $  19,344     $  12,372
  Service and support.................            5,496        6,696         15,492        20,302
                                              ---------    ---------      ---------     ---------
                                                 11,535       11,541         34,836        32,674
                                              ---------    ---------      ---------     ---------
Cost of revenue:
  Software and hardware sales.........            2,681        2,111          8,227         6,039
  Service and support.................            3,250        3,719          9,110        11,338
                                              ---------    ---------      ---------     ---------
                                                  5,931        5,830         17,337        17,377
                                              ---------    ---------      ---------     ---------
      Gross profit....................            5,604        5,711         17,499        15,297
                                              ---------    ---------      ---------     ---------

Operating expenses:
  Sales and marketing.................            2,921        2,906          8,328         8,406
  Research and development............            1,748        1,623          4,530         5,039
  General and administrative..........              715          774          2,080         2,355
                                              ---------    ---------      ---------     ---------
                                                  5,384        5,303         14,938        15,800
                                              ---------    ---------      ---------     ---------
      Operating income (loss).........              220          408          2,561          (503)
Interest income.......................               74          103            221           248
                                              ---------    ---------      ---------     ---------
Income (loss) before taxes............              294          511          2,782          (255)
Provision (benefit) for income taxes..               96          174            890           (87)
                                              ---------    ---------      ---------     ---------

Net income (loss).....................        $     198    $     337      $   1,892     $    (168)
                                              =========    =========      =========     =========

Basic earnings per share:
Net income (loss) per share...........        $    0.05    $    0.09      $    0.51     $   (0.05)
                                              =========    =========      =========     =========
Weighted average common
  shares outstanding..................            3,733        3,618          3,725         3,607
                                              =========    =========      =========     =========

Diluted earnings per share:
Net income (loss) per share...........        $    0.05    $    0.08      $    0.48     $   (0.05)
                                              =========    =========      =========     =========
Weighted average common
  and common equivalent shares
  outstanding.........................            4,040        4,020          4,037         3,607
                                              =========    =========      =========     =========


   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                       Nine Months Ended March 31,
                                                                       ---------------------------
                                                                         1999              2000
                                                                         ----              ----
Cash flows from operating activities:
Net income (loss)............................................          $  1,892          $    (168)
                                                                       --------          ---------

Adjustments to reconcile net income (loss) to net
  cash provided by (used by) operating activities:
     Depreciation and amortization...........................             1,893              2,156
     Gain on sale of equipment...............................                (3)                --
     Provision for losses on accounts receivable.............               261                444
Decreases (increases) in operating assets:
     Accounts receivable.....................................             1,438              5,873
     Advanced billings.......................................              (380)               130
     Inventories.............................................              (438)              (462)
     Prepaid expenses and other current assets...............              (371)              (231)
     Other assets............................................                75                 32
(Decreases) increases in operating liabilities:
     Accounts payable........................................            (1,709)            (1,083)
     Accrued expenses........................................            (1,161)            (1,141)
     Taxes payable...........................................              (228)              (757)
     Profit sharing plan contribution payable................              (378)              (402)
     Deferred income.........................................               199                234
                                                                       --------          ---------
     Total adjustments.......................................              (802)             4,793
                                                                       --------          ---------
Net cash provided by operating activities....................             1,090              4,625
                                                                       --------          ---------

Cash flows from investing activities:
  Cash purchases of equipment and improvements...............            (1,354)            (1,048)
  Purchase of marketable securities..........................            (2,600)            (2,495)
  Maturity of marketable securities..........................             1,750                 --
                                                                       --------          ---------
Net cash used by investing activities........................            (2,204)            (3,543)
                                                                       --------          ---------

Cash flows from financing activities:
  Stock options exercised....................................                54                145
  Employee stock purchase plan...............................               204                159
                                                                       --------          ---------
Net cash provided by financing activities....................               258                304
                                                                       --------          ---------
Net (decrease) increase in cash and cash equivalents.........              (856)             1,386
Cash and cash equivalents at beginning of period.............             2,206              2,520
                                                                       --------          ---------
Cash and cash equivalents at end of period...................          $  1,350          $   3,906
                                                                       ========          =========

Supplemental cash flow disclosures:
  Income taxes paid..........................................          $  1,393          $     646
                                                                       ========          =========

   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                        ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)
                      (dollars in thousands, except shares)


NOTE 1 -- BASIS OF PRESENTATION:

     The information presented for March 31, 2000, and for the three-month and the nine-month periods ended March 31, 1999 and 2000, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2000 and the results of its operations and its cash flows for the three-month and nine-month periods ended March 31, 1999 and 2000. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1999, which were included as part of the Company's Annual Report on Form 10-K.

     The consolidated  financial  statements include the accounts of the Company
and  its  subsidiaries.   All  significant   intercompany   balances  have  been
eliminated.

     Certain items in prior period financial statements have been reclassified for comparative purposes.

     There were no items of other comprehensive income for any of the periods presented in the accompanying financial statements.

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

     Amortization of capitalized software development amounted to $959,000 in the nine months ended March 31, 2000. All other research and development costs have been expensed.

                        PROPHET 21, INC. AND SUBSIDIARIES
                        ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)
                      (dollars in thousands, except shares)


NOTE 3 -- STOCK REPURCHASE PROGRAM:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL

     The Company provides innovative software solutions that meet the changing business demands of distribution operations within the extended supply chain. Prophet 21 develops, markets and supports a complete suite of Year 2000 compliant, distribution-centric enterprise applications for either Microsoft Win 2000, UNIX or AS/400 for finance, order management, inventory management, purchasing and electronic commerce. In addition, Prophet 21 provides industry-specific, distribution-centric enterprise solutions for select markets including industrial, automotive, aerospace and defense, electrical supply, electronics, dental and medical, tile, plumbing and HVAC.

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

     Prophet 21 Wholesale is a fully integrated Microsoft Win 2000-based client/server software suite. Prophet 21 Wholesale is targeted for medium-sized companies looking to solve their distribution-centric business requirements with a Microsoft Win 2000 client/server solution. These companies desire a solution that provides a transaction-intensive sales order management and inventory management solution to meet their customer service needs. They also require a solution that integrates with an accounting solution and can be implemented in a cost-effective manner. The Prophet 21 Wholesale product is suitable for distribution-oriented companies, as well as businesses that have a distribution component of their own.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     Revenue. Revenue increased slightly by 0.1%, or $6,000, from $11,535,000 in the three months ended March 31, 1999 ("Third Quarter of Fiscal 1999") to $11,541,000 in the three months ended March 31, 2000 ("Third Quarter of Fiscal 2000"). Software and hardware sales revenue decreased by 19.8%, or $1,194,000, from $6,039,000 in the Third Quarter of Fiscal 1999 to $4,845,000 in the Third Quarter of Fiscal 2000. This decrease was attributable primarily to a change in the product mix in which more software was sold without corresponding hardware. Another factor contributing to the decrease included a carryover effect from a slowdown in software market sales caused by potentially new and existing customer concerns relating to issues in connection with the Year 2000. Service and support revenue increased by 21.8%, or $1,200,000, from $5,496,000 in the Third Quarter of Fiscal 1999 to $6,696,000 in the Third Quarter of Fiscal 2000. This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts and in consulting services performed by the Company.

     Gross profit. The Company's gross profit increased by 1.9%, or $107,000, from $5,604,000 in the Third Quarter of Fiscal 1999 to $5,711,000 in the Third Quarter of Fiscal 2000. Gross profit margin increased from 48.6% of revenue in the Third Quarter of Fiscal 1999 to 49.5% of revenue in the Third Quarter of Fiscal 2000. Gross profit from software and hardware sales decreased by 18.6%, or $624,000, from $3,358,000 in the Third Quarter of Fiscal 1999 to $2,734,000 in the Third Quarter of Fiscal 2000. Gross profit margin attributable to software and hardware sales increased from 55.6% in the Third Quarter of Fiscal 1999 to 56.4% in the Third Quarter of Fiscal 2000. The decrease in such gross profit was attributable primarily to a decrease in sales volume. The increase in such gross profit margin was attributable to a change in product mix to include more software sales and less hardware sales. Sales of software products carry higher margins than sales of hardware products. Gross profit from service and support revenue increased by 32.5%, or $731,000, from $2,246,000 in the Third Quarter of Fiscal 1999 to $2,977,000 in the Third Quarter of Fiscal 2000. Gross profit margin attributable to service and support revenue increased from 40.9% of service and support revenue in the Third Quarter of Fiscal 1999 to 44.5% of service and support revenue in the Third Quarter of Fiscal 2000. The increase in such gross profit and gross profit margin was attributable primarily to increased revenues which increased faster than the expenses associated with the delivery of service and support.

     Sales and marketing expenses. Sales and marketing expenses decreased slightly by 0.5%, or $15,000, from $2,921,000 in the Third Quarter of Fiscal 1999 to $2,906,000 in the Third Quarter of Fiscal 2000, and decreased slightly as a percentage of revenue from 25.3% to 25.2%, respectively. Such expenses decreased slightly in absolute dollars and as a percentage of revenue due primarily to decreased compensation expenses associated with decreased sales commission, offset in part by an increase in marketing expenses.

     Research and development expenses. Research and development expenses decreased by 7.2%, or $125,000, from $1,748,000 in the Third Quarter of Fiscal 1999 to $1,623,000 in the Third Quarter of Fiscal 2000, and decreased as a percentage of revenue from 15.2% to 14.1%, respectively. Research and development expenses decreased in absolute dollars and as a percentage of revenue due primarily to a decrease in outside consulting expenses.

     General and administrative expenses. General and administrative expenses increased by 8.3%, or $59,000, from $715,000 in the Third Quarter of Fiscal 1999 to $774,000 in the Third Quarter of Fiscal 2000, and increased as a percentage of revenue from 6.2% to 6.7%, respectively. General and administrative expenses increased in absolute dollars and as a percentage of revenue due primarily to increased salary and professional fees.

     Income taxes. The Company's effective tax rate was 32.7% and 33.9% in the Third Quarter of Fiscal 1999 and 2000, respectively.

NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

     Revenue. Revenue decreased by 6.2%, or $2,162,000, from $34,836,000 in the first nine months of fiscal 1999 to $32,674,000 in the first nine months of fiscal 2000. Software and hardware sales revenue decreased by 36.0%, or $6,972,000, from $19,344,000 in the first nine months of fiscal 1999 to $12,372,000 in the first nine months of fiscal 2000. This decrease was attributable primarily to a slowdown in software market sales caused by potentially new and existing customer concerns relating to issues in connection with the Year 2000. Other factors contributing to the decrease included the Company's focus on larger accounts which typically require a longer sales cycle than traditionally targeted Prophet 21 customers. Service and support revenue increased by 31.0%, or $4,810,000 from $15,492,000 in the first nine months of fiscal

1999 to $20,302,000 in the first nine months of fiscal 2000. This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts.

     Gross profit. The Company's gross profit decreased by 12.6%, or $2,202,000, from $17,499,000 in the first nine months of fiscal 1999 to $15,297,000 in the first nine months of fiscal 2000. Gross profit margin decreased from 50.2% of revenue in the first nine months of fiscal 1999 to 46.8% of revenue in the first nine months of fiscal 2000. Gross profit from software and hardware sales decreased by 43.0%, or $4,784,000, from $11,117,000 in the first nine months of fiscal 1999 to $6,333,000 in the first nine months of fiscal 2000. Gross profit margin attributable to software and hardware sales decreased from 57.5% in the first nine months of fiscal 1999 to 51.2% in the first nine months of fiscal 2000. The decrease in such gross profit was attributable primarily to a decrease in sales volume. The decrease in such gross profit margin was attributable to a change in product mix. Gross profit from service and support revenue increased by 40.5%, or $2,582,000, from $6,382,000 in the first nine months of fiscal 1999 to $8,964,000 in the first nine months of fiscal 2000. Gross profit margin attributable to service and support revenue increased from 41.2% of service and support revenue in the first nine months of fiscal 1999 to 44.2% of service and support revenue in the first nine months of fiscal 2000. The increase in such gross profit and gross profit margin was attributable primarily to increased revenues which increased faster than the expenses associated with the delivery of service and support.

     Sales and marketing expenses. Sales and marketing expenses increased slightly by 0.9%, or $78,000, from $8,328,000 in the first nine months of fiscal 1999 to $8,406,000 in the first nine months of fiscal 2000, and increased as a percentage of revenue from 23.9% to 25.7%, respectively. Such expenses increased in absolute dollars due primarily to increased compensation expenses associated with staffing and increased investment in marketing. Such expenses increased as a percentage of revenue due to decreased sales volume.

     Research and development expenses. Research and development expenses increased by 11.2%, or $509,000, from $4,530,000 in the first nine months of fiscal 1999 to $5,039,000 in the first nine months of fiscal 2000, and increased as a percentage of revenue from 13.0% to 15.4%, respectively. Research and development expenses increased in absolute dollars due primarily to an increase in salary expenses related to increased staffing as the Company continues to invest in product development. Such expenses increased as a percentage of revenue due to decreased sales volume.

     General and administrative expenses. General and administrative expenses increased by 13.2%, or $275,000, from $2,080,000 in the first nine months of fiscal 1999 to $2,355,000 in the first nine months of fiscal 2000, and increased as a percentage of revenue from 6.0% to 7.2%, respectively. General and administrative expenses increased in absolute dollars due primarily to increased salary and professional fees. Such expenses increased as a percentage of revenue due to decreased sales volume.

     Income taxes. The Company's effective tax rate was 32.0% and 34.1% in the first nine months of fiscal 1999 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has funded its operations primarily from cash generated by operations and available cash, including funds raised in the Company's initial public offering completed in March 1994. The Company's cash flow provided by operations was $1,090,000 and $4,625,000 for the nine months ended March 31, 1999 and 2000, respectively.

     The Company's working capital was $18,388,000 and $19,649,000 at March 31, 1999 and 2000, respectively.

     The Company invested $1,354,000 and $1,048,000 in capital equipment and leasehold improvements in the nine months ended March 31, 1999 and 2000, respectively. There are no other material commitments for capital expenditures currently outstanding.

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

NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedge Activities." This standard requires all derivatives be measured at fair value and be recognized as assets and liabilities in the statement of financial position. FASB 133 sets forth the accounting for changes in fair value of a derivative depending on the intended use and designation of the derivative. In June 1999, the FASB issued FASB 137, "Accounting for Derivative Instruments and Hedging Activities --Deferral of the Effective Date of FASB No. 133, an Amendment of FASB 133." FASB 133, as amended, is now effective for all fiscal quarters and fiscal years beginning after June 15, 2000. Implementation of FASB 133 is not expected to have a significant impact on the financial position or results of operations of the Company.

                           PART II. OTHER INFORMATION

ITEM 5.   OTHER INFORMATION.

     On January 26, 2000, the Company dismissed PricewaterhouseCoopers LLP ("PWC"), as its independent accountants. In connection with its audits for each of the two years in the period ended June 30, 1999 and through January 26, 2000, there were no disagreements with PWC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which caused disagreements if not resolved to the satisfaction of PWC would have caused them to make reference thereto in their reports on the financial statements of the Company for such years. The report of PWC on the Company's financial statements for each of the two years in the period ended June 30, 1999 contained no adverse opinion or disclaimer of opinion and was not modified or qualified as to uncertainty, audit scope, or accounting principle. The decision to dismiss PWC was approved by both the Audit Committee of the Board of Directors and by the full Board of Directors of the Company. PWC has furnished the Company with a letter addressed to the Securities and Exchange Commission stating their agreement with the above statements.

     On February 1, 2000, the Company retained KPMG LLP as its independent accountants.

     Subsequent to the end of the quarter, on April 19, 2000, the Company announced the establishment of its new division, TradingPartnerConnectTM ("TPCx"), through which distributors and manufacturers will be able to transact business in a dynamic on-line environment. Through TPCx, the Company will provide its existing base of more than 2,000 customers and potential customers with the ability to buy and sell goods in a digital marketplace. As part of the TPCx rollout, the Company intends to coordinate a beta program in July 2000 with approximately 50 customers.

ITEM 6.   EXHIBITS.

    (a)   Exhibits.

          27    Financial Data Schedule for the period ended March 31, 2000.

    (b)   Reports on Form 8-K.

          On February 8, 2000 and February 25, 2000, the Company filed a report on Form 8-K and Form 8-K/A, respectively, relating to its change of independent accountants from PWC to KPMG LLP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Prophet 21, Inc.




DATE:  May 11, 2000                         By:/s/ Charles L. Boyle, III
                                               -------------------------
                                               Charles L. Boyle, III,
                                               President and Chief
                                               Executive Officer
                                               (Principal Executive
                                               Officer)



DATE:  May 11, 2000                         By:/s/ Thomas M. Giuliani
                                               ----------------------
                                               Thomas M. Giuliani,
                                               Chief Financial Officer
                                               and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)