Form 10-K
period 2000-06-30
PROPHET 21 INC
filed 2000-09-27
CIK 917823

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000
                         Commission file number 0-23306

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

                      Yes:   X                   No:
                           -----                     -----



     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $26,024,994 at August 31, 2000 based on the last sales price on that date.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of August 31, 2000:

Class                                                     Number of Shares
-----                                                     ----------------

Common Stock, $.01 par value                                   3,721,377


     The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

                Item                                                        Page
                ----                                                        ----

PART I     1.   Business....................................................  1

           2.   Properties..................................................  7

           3.   Legal Proceedings...........................................  7

           4.   Submission of Matters to a Vote of Security Holders.........  7


PART II    5.   Market for the Company's Common Equity
                and Related Stockholder Matters.............................  8

           6.   Selected Financial Data.....................................  9

           7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations ........................ 10

           7A.  Quantitative and Qualitative Disclosures
                About Market Risk........................................... 16

           8.   Financial Statements and Supplementary Data................. 16

           9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure......................... 16


PART III   10.  Directors and Executive Officers of the Company............. 17

           11.  Executive Compensation...................................... 17

           12.  Security Ownership of Certain Beneficial Owners and
                Management.................................................. 17

           13.  Certain Relationships and Related Transactions.............. 17

PART IV    14.  Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K..................................... 18

SIGNATURES.................................................................. 19

EXHIBIT INDEX............................................................... 21

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE.....................F-1

                                     PART I

ITEM 1.     BUSINESS.

GENERAL

     With over 2000 customers conducting over $35 billion in highly complex supply chain transactions annually, Prophet 21, Inc. ("Prophet 21" or the "Company") provides enterprise software and services for the continuously changing market demands of high-volume distribution-centric organizations in the $1.7 trillion durable goods industry. For more than 30 years, the Company has provided innovative, adaptive solutions essential to running complex and fast-moving organizations.

     The Company develops, markets, and supports a complete suite of fully-integrated, industry-specific enterprise applications consisting of order and inventory management, pricing and promotions, warehouse automation, procurement, finance, business analysis and reporting, and customer relationship management modules. Prophet 21 Acclaim(R) is a comprehensive solution for the UNIX platform and is powered by Progress Software Corporation's DBMS, while Prophet 21 CommerceCenter (formerly known as Prophet 21 Wholesale) utilizes the Microsoft Windows NT/Windows 2000 operating environment.

     Prophet 21 markets its products and services to approximately 58,000 of the approximately 120,000 durable goods distributors and wholesalers operating in the United States and Canada and, as of June 30, 2000, has sold over 2,700 systems across the United States and Canada. The Company's customers vary in size from small distributors and wholesalers with a few users to larger companies with several hundred users linking multiple geographically dispersed branches. The Company sells its Prophet 21 Acclaim and Prophet 21 CommerceCenter solutions through its 45 person direct sales force located in sales and service offices throughout the United States to a wide range of industry segments including industrial MRO (Manufacturer, Repair and Operations), electrical equipment, plumbing supplies/HVAC (Heating, Ventilation and Air Conditioning), fasteners, and building materials marketplace.

     The Company is a holding company incorporated in Delaware in December 1993. The principal operations of the Company are conducted through its indirect wholly-owned subsidiary, Prophet 21 (New Jersey), Inc., a New Jersey corporation incorporated in 1967 under the name Programmed Control Corporation.

     Prophet 21 and Prophet 21 Acclaim are trademarks of the Company. All other trademarks and trade names referred to in this Form 10-K are the property of the respective owners and are not the property of the Company.

TRADINGPARTNERCONNECT

        In April 2000, Prophet 21 announced its next phase of e-business with TradingPartnerConnect. The venture is aimed at streamlining the commerce process of this heavily fragmented marketplace through promoting collaborative commerce among manufacturers, distributors and customers, as well as establishing interconnectivity with leading Internet trading communities.

     Fully interoperable with Acclaim or CommerceCenter, TradingPartnerConnect serves to preserve and enhance collaborative commerce among trading partners -- streamlining the procurement process between distributors and their suppliers; facilitating interaction and excess inventory visibility among distributors; providing a comprehensive business-to-business (B2B) and business-to-consumer
(B2C) distribution-centric "sell-side" solution; and enabling connectivity to best of breed end-user focused vertical marketplaces, corporate exchanges and e-procurement solutions. In addition to its ability to conduct supply-chain transactions, TradingPartnerConnect also offers commerce process services such as supply chain optimization and business analysis and reporting, as well as content and community infrastructure designed to support news and information publishing, advertising management, discussion forums, and customer relationship management. TradingPartnerConnect is expected to be rolled out in phases with the formal launch set for 2001.

PROPHET 21 ACCLAIM AND PROPHET 21 COMMERCECENTER

     Prophet 21 Acclaim is a UNIX based, fully integrated, scaleable software solution. Acclaim's design philosophy is simple: provide adaptive, easy-to-use software to assist the distributor in streamlining daily business processes, improve customer service, increase employee productivity and maximize profit. Acclaim provides the application functionality to support complex supply chain transactions, coupled with financial tools designed to synchronize the money-management chain and analysis and reporting tools developed to help customers make more informed business decisions.

     Bridging the gap between the traditional marketplace and e-commerce, Acclaim offers the middleware needed to perform real-time Internet transactions 24 hours a day, 7 days a week via Prophet 21's digital marketplace, TradingPartnerConnect. Acclaim should enable customers to maximize return on investment through efficient, effective supply chain management; provide first-rate customer service; respond and adapt to changing business demands necessary to gain a competitive advantage; and harness the power of the Internet.

     Prophet 21 CommerceCenter is an enterprise-wide solution, extending through the supply chain, that addresses key business issues such as e-business, customer service, margin shrinkage, asset management and cash flow. The Company has designed the system to address the business management automation needs of distribution-centric companies who desire a Microsoft Backoffice certified product that supports Microsoft SQL Server 7.0, a leading database for the Microsoft Windows NT/Windows 2000 operating environment.

     Both Acclaim and CommerceCenter are comprehensive, feature-rich systems. The Company believes these systems can be installed rapidly and supported effectively because its trainers and customer support personnel have a high level of expertise with a single system. In addition, these solutions permit the Company's customers to incorporate readily the Company's periodic software enhancements. To facilitate the very specific and unique needs of its customers, the Company provides custom software modifications.

     Both solutions are designed for use by distribution-centric companies with multi-branch operations. The solutions permit these companies to determine system-wide inventory status instantaneously and to ship orders efficiently. These solutions also allow for centralized purchasing, inventory control, billing and accounting, thereby eliminating certain branch-level expenses and permitting goods to be moved quickly while minimizing inventories. The Company's communications capabilities include configuration of wide area networks and integration with local area networks.

     Prophet 21 Acclaim and Prophet 21 CommerceCenter are open systems that allow the integration of complementary software products such as report writers, faxing software, warehouse management, forms creation and executive information systems. The Company has successfully developed seamless integration to a number of third-party products.

SALES AND MARKETING

     The Company sells its products and services through its 45 person direct sales force located in sales and service offices throughout the United States. The field sales force is supervised by an Executive Vice President. The Company employs a solution selling methodology. All sales personnel are trained and managed in accordance with this doctrine. The Company believes that its direct sales approach leads to long-term relationships with customers that increase customer satisfaction and provide opportunities for follow-on sales to its existing customer base. The Company believes that as the distribution industry continues to evolve and face new challenges, a knowledgeable and solutions-oriented sales force will bring great value to its customers.

     The Company's marketing strategy is to provide focused marketing on the industry segments served by the Company. The Company generates leads through telemarketing, direct mail, advertising, national and regional trade shows and Company-sponsored seminars.

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

CUSTOMERS

     The Company has, as of June 30, 2000, sold approximately 2,700 systems. The Company's customers vary in size from small distributors with a few users to large companies with several hundred users linking multiple geographically dispersed branches.

     The Company provides Prophet 21 Acclaim users a one-year hardware warranty and a 90-day software warranty. Ninety days after the sale, customers typically enter into a fee-based support contract covering software and hardware support. The Company offers software enhancements at discounted prices to customers who have active support contracts. As of June 30, 2000, approximately 85% of the Acclaim users were covered by support contracts following the initial warranty period. There can be no assurance, however, that customers will continue to enter into support contracts at this rate. Support contracts have an initial term of one year and continue thereafter unless terminated.

     The Company provides Prophet 21 CommerceCenter users a one-year software warranty. The Company offers to its customers a fee-based support contract covering software support and product enhancements. As of June 30, 2000, all of the Company's active CommerceCenter customers were covered by support contracts following the initial warranty period. There can be no assurance, however, that customers will continue to enter into support contracts. Support contracts have terms of one year and continue thereafter unless terminated.

PROFESSIONAL SERVICES

     Prophet 21 measures its success by how quickly and efficiently it puts its enterprise solutions to work for its customers. Through its professional services team, the Company employs more than 180 consultants, educators and technical support staff dedicated to maximizing return on investment, providing the latest technology and streamlining daily operations. The professional services team understands that the key to a successful business lies not only with purchasing the right software, but also with establishing a life-long partnership with a team who has the application expertise, real world business experience and training skills to ensure a customer's financial and organizational growth.

     Once Prophet 21 receives an order, the Company provides training and consultation, including advice on how to best operate the customer's business using the Prophet 21 solutions, before the system is installed. After installation, the Company typically provides applications training at the customer's location. Customers have telephone access and Internet access to technical specialists who respond to hardware, software and applications questions. These technical support specialists diagnose and solve technical problems and assist customers with systems integration and use. The Company tracks service reports through a state-of-the-art customer support product, which maintains current status reports as well as historical logs of customer interaction. The Company develops a variety of educational tools and programs to train customers in the Prophet 21 systems. Such programs include fully interactive computer-based training, video training and nationwide instructor-based training seminars.

SOFTWARE DEVELOPMENT

     The distribution industry is characterized by changing needs and the Company's success depends, to a large extent, on its ability to continually modify and enhance its software to meet such changing needs. The Company places great emphasis on software development and expects to continue to introduce modifications or enhancements to its software on a periodic basis. The Company presently releases a modified or enhanced version of Prophet 21 software (Prophet 21

Acclaim and Prophet 21 CommerceCenter) approximately every eight to twelve months. The Company identifies customer and marketplace product needs by direct and frequent interaction with users of Prophet 21 software, through customer satisfaction surveys and by understanding the trends of the distribution and distribution-centric marketplace. In fiscal 2000, the Company released Prophet 21 CommerceCenter version 7.5 which featured complete credit card integration, a warehouse management system and was Microsoft Windows 2000 certified. Eighty employees are directly involved in programming and software development.

     The Company's research and development expenses were approximately $3.8 million, $6.1 million and $6.7 million in the fiscal years ended June 30, 1998, 1999 and 2000, respectively. In 1996, the Company began capitalizing certain software development costs in connection with the general release of Prophet 21 CommerceCenter. In 2000, the Company also began to capitalize certain software costs in connection with TradingPartnerConnect. Such capitalized software development costs amounted to $0 and $381,000 in the fiscal years ended June 30, 1999 and 2000, respectively.

ASSEMBLY AND SUPPLIERS

     The Company relies on third-party vendors to develop, manufacture and supply all of the hardware components of Prophet 21 solutions. Manufacturing by the Company consists of light assembly and systems integration.

     The Company believes that several vendors are capable of providing most of the components and parts used in the Company's systems. In certain instances, despite the availability of multiple sources, the Company has elected to procure certain components or parts from a single source to maintain quality control or to develop a strategic relationship with a supplier. The Company has not entered into any long-term supply contracts with its vendors, electing to purchase components and parts on a purchase order basis. As a result, the Company has no assurance that components and parts will be available as required, or that prices of such components and parts will not increase. In addition, certain components of Prophet 21 Acclaim, including IBM RS/6000 computers and Progress software, are available only from a single source.

     In July 1991, Prophet 21 entered into an Authorized Dealers and Industry Remarketers Agreement with IBM. The agreement grants to the Company a non-exclusive right to purchase and license certain hardware products from IBM, including IBM RS/6000 computers, for remarketing by the Company in the United States. Although the agreement contains no minimum purchase requirements, the volume of systems purchased by Prophet 21 affects the percentage discount received by the Company and may be a factor considered by IBM in connection with Prophet 21's continued authorization as an IBM industry remarketer. The agreement is subject to annual renewal and may be terminated by IBM with or without cause on three-months written notice. During the fiscal years ended June 30, 1998, 1999 and 2000, the Company's hardware purchases from IBM totaled $7.4 million, $5.1 million and $3.1 million, respectively.

BACKLOG

     The Company normally ships systems within 30 days of receiving an order and, therefore, does not customarily have a significant backlog.

COMPETITION

     The market for business management automation systems for the distribution industry is highly competitive. The Company believes that it has approximately 30 direct competitors, represented by a mix of small, closely held companies and divisions of larger companies that sell software or systems directly competitive with those of the Company. Certain of such competitors serve only a limited number of industry segments within the distribution industry.

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

EMPLOYEES

     As of June 30, 2000, the Company employed 367 persons full-time, of whom 75 were engaged in sales and marketing; 173 were engaged in customer service and support, and installation; 80 were engaged in programming and software development and quality assurance; and 39 were engaged in finance, administration and management. In addition, 38 were employed on a part-time basis (17 of whom were engaged in administrative functions). None of the

Company's employees are covered by collective bargaining agreements. The Company believes that it has been successful in attracting skilled personnel. Competition for experienced sales and marketing personnel and software programmers is intense. The Company's future success will depend in part on its ability to continue to attract, retain and motivate highly qualified personnel. The Company considers relations with its employees to be good.

ITEM 2.     PROPERTIES.

     The Company leases facilities in Yardley, Pennsylvania totaling 60,000 square feet from Dr. John E. Meggitt, the Company's Chairman of the Board, and Mrs. Dorothy M. Meggitt, the Company's Secretary. This lease expires on June 30, 2003. The leased space in Pennsylvania is used for administration, a substantial portion of sales and marketing, customer service and support, assembly, quality assurance and software development. The Company also leases sales and service offices in Los Angeles.

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

     The following table sets forth the high and low sales prices for the common stock for each of the quarters since the quarter ended September 30, 1998 as reported on NNM. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

      QUARTER ENDED                       HIGH                     LOW
---------------------------           -------------           --------------

    September 30, 1998                   $18.75                   $9.00
    December 31, 1998                    $14.625                  $9.25
    March 31, 1999                       $14.00                   $9.875
    June 30, 1999                        $10.75                   $7.25
    September 30, 1999                   $13.75                   $6.875
    December 31, 1999                    $10.25                   $5.25
    March 31, 2000                       $20.25                   $9.563
    June 30, 2000                        $25.00                   $10.891

     As of September 11, 2000, the approximate number of holders of record of the Common Stock was 151 and the approximate number of beneficial holders of the common stock was 1,772.

     The Company has never declared or paid dividends on its Common Stock. The Company currently intends to retain any future earnings to finance the growth of the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA.

     The following table sets forth selected consolidated historical financial data of the Company as of the dates and for the periods indicated. The selected financial data set forth below for the Company as of June 30, 1999 and 2000 and for each of the three years ended June 30, 2000 are derived from the audited consolidated financial statements included elsewhere herein. The selected financial data set forth below for the Company as of June 30, 1996, 1997 and 1998 and for each of the years ended June 30, 1996 and 1997 are derived from audited consolidated financial statements not included elsewhere herein. The selected financial information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere herein. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included elsewhere in this Annual Report on Form 10-K.

                                                          FISCAL YEAR ENDED JUNE 30,
                                             1996        1997         1998        1999         2000
                                             ----        ----         ----        ----         ----
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenue:
 Software and hardware sales...........    $ 20,905    $ 22,537     $ 30,157    $ 29,786     $ 18,014
 Service and support...................      12,145      13,866       16,457      22,201       28,101
                                           --------    --------     --------    --------     --------
                                             33,050      36,403       46,614      51,987       46,115
                                           --------    --------     --------    --------     --------
Cost of revenue:
 Software and hardware sales...........      11,425      12,407       15,805      11,866        8,792
 Service and support...................       6,624       6,836        8,596      12,783       14,971
                                           --------    --------     --------    --------     --------
                                             18,049      19,243       24,401      24,649       23,763
                                           --------    --------     --------    --------     --------
   Gross profit........................      15,001      17,160       22,213      27,338       22,352
                                           --------    --------     --------    --------     --------

Operating expenses:
 Sales and marketing...................       8,346       8,306       10,078      12,559       11,598
 Research and development..............       2,248       3,001        3,811       6,109        6,700
 General and administrative............       2,543       2,667        3,098       3,899        4,346
                                           --------    --------     --------    --------     --------
   Total operating expenses............      13,137      13,974       16,987      22,567       22,644
                                           --------    --------     --------    --------     --------
   Operating income (loss).............       1,864       3,186        5,226       4,771         (292)
Interest income........................         408         376          304         286          397
                                           --------    --------     --------    --------     --------
   Income before taxes.................       2,272       3,562        5,530       5,057          105
Provision (benefit) for income taxes...         922       1,275        1,991       1,664         (491)
                                           --------    --------     --------    --------     --------
   Net income..........................    $  1,350    $  2,287     $  3,539    $  3,393     $    596
                                           ========    ========     ========    ========     ========

Basic earnings per share:
 Net income per share..................    $   0.34    $   0.60     $   0.98    $   0.92     $   0.16
                                           ========    ========     ========    ========     ========
 Weighted average common
  shares outstanding...................       4,003       3,813        3,601       3,705        3,627
                                           ========    ========     ========    ========     ========
Diluted earnings per share:
 Net income per share..................    $   0.34    $   0.60     $   0.90    $   0.85     $   0.15
                                           ========    ========     ========    ========     ========
 Weighted average common and
  common equivalent shares
  outstanding..........................       4,011       3,838        3,928       3,990        3,913
                                           ========    ========     ========    ========     ========

Balance Sheet Data
(at period end):
Working capital........................    $ 14,792    $ 11,699     $ 15,765    $ 18,306     $ 18,652
Total assets...........................      25,827      27,660       34,548      36,475       37,173
Stockholders' equity...................      18,976      18,743       23,789      26,019       27,607
---------------------

Note:  Certain items in prior years' financial  statements have been  reclassified  for comparative  purposes.
See "Note 1. Summary of Significant  Accounting  Policies," to the audited  consolidated  financial statements included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

     The Company provides enterprise software and service for the continuously changing market demands of high-volume distribution-centric organizations in the $1.7 trillion durable goods industry. Prophet 21 develops, markets and supports a complete suite of fully integrated, industry-specific enterprise applications consisting of order and inventory management, pricing and promotions, warehouse automation, procurement, finance, business analysis and reporting, and customer relationship modules. In addition, Prophet 21 provides industry-specific, distribution-centric enterprise solutions for select markets including industrial MRO, electrical equipment, plumbing supplies/HVAC, fasteners and building materials marketplace.

     A significant portion of the Company's revenue is derived from the sale of either Prophet 21 Acclaim or Prophet 21 CommerceCenter software solutions. Other sources of revenue include: customer support maintenance contracts, equipment maintenance (when purchased via Prophet 21), the sale of professional services and optional third-party software products. Each Prophet 21 Acclaim solution includes the Prophet 21 Acclaim software, an IBM RISC System/6000 computer, various optional third-party software products and hardware components, training and support. Each Prophet 21 CommerceCenter solution includes the Prophet 21 CommerceCenter software, training and support. The Company develops a variety of educational tools and programs to train customers in the Prophet 21 systems. Such programs include interactive computer-based training, video training and remote training. The Company's cost of revenue consists principally of the costs of hardware components, customer support, installation and training and, to a lesser extent, third-party software.

     Prophet 21 Acclaim is a complete distribution industry management solution that combines the functionality of the traditional Prophet 21 System with the technology of Progress Software. It has been designed so that current Prophet 21 users can move to this new product while preserving their existing technology infrastructure.

     Prophet 21 CommerceCenter utilizes the Microsoft Windows NT/Windows 2000 operating environment. Prophet 21 CommerceCenter is targeted for medium-sized companies looking to solve their distribution-centric business requirements with the Microsoft Windows NT/Windows 2000 operating environment. These companies desire a solution that provides a transaction-intensive sales order management and inventory management solution to meet their customer service needs. They also require a solution that integrates with an accounting solution and can be implemented in a cost-effective manner. The Prophet 21 CommerceCenter product is suitable for distribution-oriented companies, as well as businesses that have a distribution component of their own.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of revenue and the percentage change in the dollar amount of such data compared to the prior comparable period:

                                                Percentage of Revenue          Percentage Increase (Decrease)
                                                ---------------------          ------------------------------

                                                                                    Fiscal         Fiscal
                                                  Fiscal Year Ended               1999 over      2000 over
                                                        June 30,                    Fiscal        Fiscal
                                           ---------------------------------
                                               1998       1999        2000           1998          1999
                                               ----       ----        ----         --------       ------
Revenue:
 Software and hardware sales..........         64.7%      57.3%       39.1%          (1.2)%       (39.5)%
 Service and support..................         35.3       42.7        60.9           34.9          26.6
                                             ------     ------      ------
                                              100.0      100.0       100.0           11.5         (11.3)
                                             ------     ------      ------
Cost of revenue:
 Software and hardware sales..........         33.9       22.8        19.1          (24.9)        (25.9)
 Service and support..................         18.4       24.6        32.5           48.7          17.1
                                             ------     ------      ------
                                               52.3       47.4        51.6            1.0          (3.6)
                                             ------     ------      ------
    Gross profit......................         47.7       52.6        48.4           23.1         (18.2)
                                             ------     ------      ------

Operating expenses:
 Sales and marketing..................         21.6       24.1        25.2           24.6          (7.7)
 Research and development.............          8.2       11.8        14.5           60.3           9.7
 General and administrative...........          6.6        7.5         9.4           25.9          11.5
                                             ------     ------      ------
    Total operating expenses..........         36.4       43.4        49.1           32.8           0.4
                                             ------     ------      ------
    Operating income (loss)...........         11.2        9.2        (0.7)          (8.7)       (106.1)
Interest income.......................          0.7        0.6         0.9           (5.9)         38.8
                                             ------     ------      ------
    Income before income taxes........         11.9        9.8         0.2           (8.6)        (97.9)
Provision (benefit) for income taxes..          4.3        3.2        (1.1)         (16.4)       (129.5)
                                             ------     ------      ------
    Net income........................          7.6%       6.6%        1.3%          (4.1)        (82.4)
                                             ======     ======      ======

     Fiscal Year Ended June 30, 2000 Compared to Fiscal Year Ended June 30, 1999

     Revenue. Revenue decreased by 11.3%, or $5,872,000, from $51,987,000 in fiscal 1999 to $46,115,000 in fiscal 2000. Software and hardware sales revenue decreased by 39.5%, or $11,772,000, from $29,786,000 in fiscal 1999 to
$18,014,000 in fiscal 2000. This decrease was attributable primarily to a slowdown in software market sales caused by potentially new and existing customer concerns relating to issues in connection with the Year 2000 and a shift in demand to e-commerce products. Other factors contributing to the decrease included the Company's focus on larger accounts which typically require a longer sales cycle than traditionally targeted Prophet 21 customers. Service and support revenue increased by 26.6%, or $5,900,000, from $22,201,000 in fiscal 1999 to $28,101,000 in fiscal 2000. This increase was attributable primarily to an increase in services sold and an increase in the number of new users who have entered into maintenance contracts.

     Gross profit. The Company's gross profit decreased by 18.2%, or $4,986,000, from $27,338,000 in fiscal 1999 to $22,352,000 in fiscal 2000. Gross profit margin decreased from 52.6% of revenue in fiscal 1999 to 48.4% of revenue in fiscal 2000. Gross profit from software and hardware sales decreased by 48.5%, or $8,698,000, from $17,920,000 in fiscal 1999 to $9,222,000 in fiscal 2000.
Gross profit margin attributable to software and hardware sales decreased from 60.2% in fiscal 1999 to 51.2% in fiscal 2000. The decrease in such gross profit and gross profit margin was attributable primarily to a decrease in sales volume and a change in product mix. Gross profit from service and support revenue increased by 39.4%, or $3,712,000, from $9,418,000 in fiscal 1999 to $13,130,000 in fiscal 2000. Gross profit margin attributable to service and support revenue increased from 42.4% of service and support revenue in fiscal 1999 to 46.7% of service and support revenue in fiscal 2000. The increase in such gross profit and gross profit margin was attributable primarily to increased revenues which increased faster than the fixed expenses associated with the delivery of service and support.

     Sales and marketing  expenses.  Sales and marketing  expenses  decreased by
7.7%, or $961,000,  from  $12,559,000  in fiscal 1999 to  $11,598,000  in fiscal
2000, and increased as a percentage of revenue from 24.2% to 25.2%, respectively. Such expenses decreased in absolute dollars due primarily to decreased compensation expenses associated with decreased revenues. Such expenses increased as a percentage of revenue due to decreased sales volume.

     Research and development expenses. Research and development expenses increased by 9.7%, or $591,000, from $6,109,000 in fiscal 1999 to $6,700,000 in fiscal 2000, and increased as a percentage of revenue from 11.8% to 14.5%, respectively. Research and development expenses increased in absolute dollars and as a percentage of revenue due primarily to an increase in salary expenses related to increased staffing as the Company continues to invest in product development.

     General and administrative expenses. General and administrative expenses increased by 11.5%, or $447,000, from $3,899,000 in fiscal 1999 to $4,346,000 in fiscal 2000, and increased as a percentage of revenue from 7.5% to 9.4%, respectively. General and administrative expenses increased in absolute dollars and as a percentage of revenue due primarily to increased salary and professional fees.

     Income taxes. The Company's effective tax rate was 32.9% and (467.6)% in fiscal 1999 and 2000, respectively.

     Fiscal Year Ended June 30, 1999 Compared to Fiscal Year Ended June 30, 1998

     Revenue. Revenue increased by 11.5%, or $5,373,000, from $46,614,000 in fiscal 1998 to $51,987,000 in fiscal 1999. Software and hardware sales revenue decreased by 1.2%, or $371,000, from $30,157,000 in fiscal 1998 to $29,786,000 in fiscal 1999. Such decrease was attributable primarily to the reclassification of certain revenue items (application, implementation and installation consulting services) that were formerly bundled into system sales in fiscal 1998. Had it not been for this reclassification, software and hardware sales revenue would have increased by 3.0%, or $915,000, from $30,157,000 in fiscal 1998 to $31,072,000 in fiscal 1999. The decrease in software and hardware sales was offset in part by the increase in the number of systems sold. Service and support revenue increased by 34.9%, or $5,744,000, from $16,457,000 in fiscal 1998 to $22,201,000 in fiscal 1999. This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts, an increase in services performed by the Company in connection with its educational services department and sales of consulting services which were previously included in system sales revenue. However, had it not been for the reclassification, service and support would have only increased by 27.1%, or $4,458,000, from $16,457,000 in fiscal 1998 to $20,915,000 in fiscal 1999.

     Gross profit. The Company's gross profit increased by 23.1%, or $5,125,000, from $22,213,000 in fiscal 1998 to $27,338,000 in fiscal 1999. Gross profit margin increased from 47.7% of revenue in fiscal 1998 to 52.6% in fiscal 1999. Gross profit from software and hardware sales increased by 24.9%, or $3,568,000, from $14,352,000 in fiscal 1998 to $17,920,000 in fiscal 1999. Gross profit margin attributable to software and hardware sales increased from 47.6% of software and hardware sales revenue in fiscal 1998 to 60.2% in fiscal 1999. The increase in such gross profit and gross profit margin was attributable primarily to favorable sales mix, with a larger percentage of revenue being derived from sales of the Company's Prophet 21 CommerceCenter product and, to a lesser extent, to increased sales of the Company's optional software offerings, each of which carries higher margins. Gross profit from service and support revenue increased by 19.8%, or $1,557,000, from $7,861,000 in 1998 to $9,418,000 in
1999. Gross profit margin attributable to service and support revenue decreased from 47.8% of service and support revenue in fiscal 1998 to 42.4% in fiscal 1999. The increase in such gross profit was attributable primarily to an increase in the number of new users who have entered into maintenance contracts. The decrease in gross profit margin was attributable to an increase in staff in the consulting departments.

     Sales and marketing expenses. Sales and marketing expenses increased by 24.6%, or $2,481,000, from $10,078,000 in fiscal 1998 to $12,559,000 in fiscal
1999, and increased as a percentage of revenue from 21.6% to 24.2%, respectively. Such expenses increased in absolute dollars and as a percentage of revenue due primarily to increased compensation expenses associated with staffing and increased investment in marketing.

     Research and development expenses. Research and development expenses increased by 60.3%, or $2,298,000, from $3,811,000 in fiscal 1998 to $6,109,000 in fiscal 1999, and increased as a percentage of revenue from 8.2% to 11.8%, respectively. Research and development expenses increased in absolute dollars and as a percentage of revenue due primarily to an increase in salary expenses and professional fees associated with the Company's new product release, Prophet 21 CommerceCenter.

     General and administrative expenses. General and administrative expenses increased by 25.9%, or $801,000, from $3,098,000 in fiscal 1998 to $3,899,000 in fiscal 1999, and increased as a percentage of revenue from 6.6% to 7.5%, respectively. General and administrative expenses increased in absolute dollars and as a percentage of revenue due primarily to an increase in bad debt and compensation expenses. These increases were offset in part by decreased fees paid to the Company's outside professionals.

     Income taxes. The Company's effective tax rate was 36.0% and 32.9% in fiscal 1998 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has funded its operations primarily from cash generated by operations and available cash, including funds raised in the Company's initial public offering completed in March 1994. The Company's cash flow (used) provided by operations was ($53,000), $3,567,000 and $9,233,000 for the fiscal years ended June 30, 1998, 1999 and 2000, respectively.

     The Company's working capital was approximately $18,306,000 and $18,652,000 at June 30, 1999 and 2000, respectively.

     The Company  invested  $1,657,000,  $1,714,000  and  $1,711,000  in capital equipment and leasehold improvements in fiscal years 1998, 1999 and 2000, respectively. There are no material commitments for capital expenditures currently outstanding. The Company also invested $1,565,000, $0 and $381,000 in software development costs which were capitalized during fiscal years ended June 30, 1998, 1999 and 2000, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is required to be implemented in the quarter ended June 30, 2001. The Company is currently analyzing the potential impact of SAB

No. 101 (as amended) on its revenue recognition policies. Although the Company believes its historical accounting policies and practices conform with generally accepted accounting principles, there can be no assurance that the formal implementation of SAB No. 101 (as amended) will not result in changes to its historical accounting policies and practices or to the manner in which certain transactions are presented and disclosed in the consolidated financial statements.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On January 26, 2000, the Company dismissed PricewaterhouseCoopers LLP ("PWC"), as its independent accountants. In connection with its audits for each of the two years in the period ended June 30, 1999 and through January 26, 2000, there were no disagreements with PWC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which caused disagreements which if not resolved to the satisfaction of PWC would have caused them to make reference thereto in their reports on the financial statements of the Company for such years. The report of PWC on the Company's financial statements for each of the two years in the period ended June 30, 1999 contained no adverse opinion or disclaimer of opinion and was not modified or qualified as to uncertainty, audit scope, or accounting principle. The decision to dismiss PWC was approved by both the Audit Committee of the Board of Directors and by the full Board of Directors of the Company. PWC has furnished the Company with a letter addressed to the Securities and Exchange Commission stating their agreement with the above statements.

     On February 1, 2000, the Company retained KPMG LLP as its independent accountants.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11.    EXECUTIVE COMPENSATION.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a)  (1)    Financial Statements.

            Reference is made to the Index to Consolidated Financial Statements and Schedule on Page F-1.

(a)  (2)    Financial Statement Schedule.

            Reference is made to the Index to Consolidated Financial Statements and Schedule on Page F-1.

(a)  (3)    Exhibits.

            Reference is made to the Index to Exhibits on Page 21.

(b)         Reports on Form 8-K.

            No reports on Form 8-K have been filed during the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of September, 2000.

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

       Signature                      Title                          Date
       ---------                      -----                          ----

/s/Charles L. Boyle, III    President, Chief Executive        September 27, 2000
-------------------------
  Charles L. Boyle, III     Officer and Director
                            (Principal Executive Officer)


/s/Thomas M. Giuliani       Chief Financial Officer and       September 27, 2000
-------------------------
  Thomas M. Giuliani        Treasurer (Principal Financial
                            and Accounting Officer)

/s/John E. Meggitt, Ph.D.   Chairman of the Board and         September 27, 2000
-------------------------
  John E. Meggitt, Ph.D.    Director



/s/Dorothy M. Meggitt       Secretary and  Director           September 27, 2000
-------------------------
  Dorothy M. Meggitt

/s/Louis J. Cissone         Director                          September 27, 2000
-------------------------
  Louis J. Cissone

/s/Mark A. Timmerman        Director                          September 27, 2000
-------------------------
  Mark A. Timmerman

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

    4.1*            1993 Stock Plan, as amended.

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

    10.3* Indemnification Agreement dated as of December 6, 1993 between the Company and John E. Meggitt. (Incorporated by reference to Exhibit 10.6 to the Company's Registration
                    Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

    10.4* Indemnification Agreement dated as of December 6, 1993 between the Company and Dorothy M. Meggitt. (Incorporated by reference to Exhibit 10.7 to the Company's Registration
                    Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

    10.5* Indemnification Agreement dated as of December 6, 1993 between the Company and Charles L. Boyle, III. (Incorporated by reference to Exhibit 10.8 to the Company's Registration
                    Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

    10.6 Lease dated July 1, 1998 by and between John E. Meggitt and Dorothy M. Meggitt as Landlord, and the Company, as Tenant. (Incorporated by reference to exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998.)

    10.7 Form of Employment Agreement by and between the Company and each salesman. (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

    10.8 Form of Employee's Invention Assignment, Non-Competition and Confidential Information Agreement. (Incorporated by reference to Exhibit 10.14 to the Company's Registration
                    Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

    10.9 International Business Machines Corporation Agreement for Authorized Dealers and Industry Remarketers, as amended, with exhibits. (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

    10.10           Progress   Software   Value   Added   Reseller    Agreement.
                    (Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

   10.11* Indemnification Agreement dated as of May 18, 1994 between the Company and Louis J. Cissone. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994.)

   10.12* Indemnification Agreement dated as of May 18, 1994 between the Company and Mark A. Timmerman. (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994.)

   10.13* Indemnification Agreement dated as of September 24, 1996 between the Company and Thomas M. Giuliani. (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996.)

   10.14+ Change in Control Severance Pay Agreement dated as of July 25, 2000 by and between the Company and Charles L. Boyle, III.

   10.15+ Change in Control Severance Pay Agreement dated as of July 25, 2000 by and between the Company and Thomas M. Giuliani.

    21 List of subsidiaries of the Company. (Incorporated by reference to Exhibit 21 to the Company's Registration
                    Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

    23.1+           Consent of PricewaterhouseCoopers LLP.

    23.2+           Consent of KPMG LLP.

    27.1+           Financial Data Schedule for the year ended June 30, 2000.

    27.2+           Financial Data Schedule for the year ended June 30, 1999.

    27.3+           Financial Data Schedule for the year ended June 30, 1998.

------------
* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

+       Filed herewith.  All other exhibits previously filed.

                        PROPHET 21, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE

                                                                          Page
                                                                          ----

Report of Independent Accountants......................................... F-2

Independent Auditors' Report.............................................. F-3

Consolidated Balance Sheets as of
  June 30, 1999 and 2000.................................................. F-4

Consolidated Statements of Operations for the
  years ended June 30, 1998, 1999 and 2000................................ F-5

Consolidated Statements of Stockholders'
  Equity for the years ended
  June 30, 1998, 1999 and 2000............................................ F-6

Consolidated Statements of Cash Flows for the
  years ended June 30, 1998, 1999 and 2000................................ F-7

Notes to Consolidated Financial Statements................................ F-8

Report of Independent Accountants......................................... S-1

Independent Auditors' Report.............................................. S-2

Schedule II............................................................... S-3

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Prophet 21, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheet as of June 30, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1999 present fairly, in all material respects, the financial position, results of operations and cash flows of Prophet 21, Inc. and its Subsidiaries at June 30, 1999 and for each of the two years in the period ended June 30, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Prophet 21, Inc. and its Subsidiaries for any period subsequent to June 30, 1999.



PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
August 11, 1999

                          Independent Auditors' Report

The Board of Directors and Stockholders
Prophet 21, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Prophet 21, Inc. and subsidiaries as of June 30, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prophet 21, Inc. and subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP
Philadelphia, Pennsylvania
September 15, 2000

                        PROPHET 21, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARES)

                                                                           JUNE 30,
                                                                  ---------------------------
                                                                     1999             2000
                                                                     ----             ----
                                     ASSETS
Current assets
  Cash and cash equivalents..............................         $   2,520         $   8,219
  Marketable securities..................................             1,661             2,415
  Accounts receivable, net of allowance for
    doubtful accounts of $261 and $398, respectively.....            19,743            12,869
  Advanced billings......................................             2,140             2,084
  Inventories............................................               666               698
  Deferred income taxes..................................               156               711
  Prepaid and other current assets.......................             1,148               978
                                                                  ---------         ---------
     Total current assets................................            28,034            27,974
Long-term marketable securities..........................             3,175             4,620
Equipment and improvements, net..........................             3,100             3,078
Software development costs, net..........................             2,131             1,233
Other assets.............................................                35               268
                                                                  ---------         ---------
      Total assets.......................................         $  36,475         $  37,173
                                                                  =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable.......................................         $   2,737         $   2,385
  Accrued expenses and other liabilities.................             1,715             1,714
  Commissions payable....................................               708               549
  Taxes payable..........................................             1,206               819
  Profit sharing plan contribution payable...............               403               158
  Deferred income........................................             2,959             3,697
                                                                  ---------         ---------
     Total current liabilities...........................             9,728             9,322
                                                                  ---------         ---------

Deferred income taxes....................................               728               244
                                                                  ---------         ---------

Commitments and contingent liabilities...................

Stockholders' equity
  Preferred stock--$0.01 par value, 1,500,000 shares
    authorized; no shares issued or outstanding..........
  Common stock--$0.01 par value, 10,000,000 shares
    authorized; 4,193,603 and 4,320,808 shares issued,
    respectively; 3,593,613 and 3,720,818 shares
    outstanding, respectively............................                42                43
  Additional paid-in capital.............................            10,734            11,764
  Retained earnings......................................            19,339            19,935
  Accumulated other comprehensive loss...................               (82)             (121)
  Treasury stock at cost, 599,990 shares.................            (4,014)           (4,014)
                                                                  ----------        ----------
     Total stockholders' equity..........................            26,019            27,607
                                                                  ---------         ---------
     Total liabilities and stockholders' equity..........         $  36,475         $  37,173
                                                                  =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                                   Year Ended June 30,
                                                      ------------------------------------------
                                                          1998            1999            2000
                                                          ----            ----            ----
Revenue:
  Software and hardware sales...................        $30,157         $29,786         $18,014
  Service and support...........................         16,457          22,201          28,101
                                                        -------         -------         -------
                                                         46,614          51,987          46,115
                                                        -------         -------         -------
Cost of revenue:
  Software and hardware sales..................          15,805          11,866           8,792
  Service and support..........................           8,596          12,783          14,971
                                                        -------         -------         -------
                                                         24,401          24,649          23,763
                                                        -------         -------         -------
  Gross profit.................................          22,213          27,338          22,352
                                                        -------         -------         -------

Operating expenses:
  Sales and marketing..........................          10,078          12,559          11,598
  Research and development.....................           3,811           6,109           6,700
  General and administrative...................           3,098           3,899           4,346
                                                        -------         -------         -------
                                                         16,987          22,567          22,644
                                                        -------         -------         -------
    Operating income (loss) ...................           5,226           4,771            (292)
Interest income................................             304             286             397
                                                        -------         -------         -------
Income before taxes............................           5,530           5,057             105
Provision (benefit) for income taxes............          1,991           1,664            (491)
                                                        -------         -------         -------
Net income.....................................         $ 3,539         $ 3,393         $   596
                                                        =======         =======         =======
Basic earnings per share:
  Net income per share.........................         $  0.98         $  0.92         $  0.16
                                                        =======         =======         =======
  Weighted average common shares outstanding...           3,601           3,705           3,627
                                                        =======         =======         =======
Diluted earnings per share:
  Net income per share..........................        $  0.90         $  0.85         $  0.15
                                                        =======         =======         =======
  Weighted average common and common
   equivalent shares outstanding...............           3,928           3,990           3,913
                                                        =======         =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                                                              Accumulated
                                                                                 Other                              Total
                                                      Additional                 Compre-                Compre-    Stock-
                                      Common Stock     Paid-In     Retained      hensive    Treasury    hensive    holders'
                                     Shares  Amount    Capital     Earnings       Loss       Stock      Income     Equity
                                     ------  ------    -------     --------   ------------  --------    -------    --------

Balance, June 30, 1997...........    4,002   $  40    $  8,835     $ 12,407     $  (21)     $(2,518)               $18,743
Issuance of common stock in
  connection with exercise of
  stock options..................      142       1       1,038                                                       1,039
Income tax benefit from stock
  options exercised..............                          413                                                         413
Employee stock purchase plan.....       10       1         100                                                         101
Other comprehensive loss.........                                                  (46)                 $   (46)       (46)
Net income.......................                                     3,539                               3,539      3,539
                                                                                                         ------
Comprehensive income.............                                                                         3,493
                                   -------   -----    --------     --------     -------     -------      ======    -------
Balance, June 30, 1998...........    4,154      42      10,386       15,946        (67)      (2,518)                23,789
Repurchase of common stock.......                                                            (1,496)                (1,496)
Issuance of common stock in
  connection with exercise of
  stock options..................        9                  60                                                          60
Income tax benefit from stock
  options exercised..............                           26                                                          26
Employee stock purchase plan.....       31                 262                                                         262
Other comprehensive loss.........                                                  (15)                     (15)       (15)
Net income.......................                                     3,393                               3,393      3,393
                                                                                                         ------
Comprehensive income.............                                                                         3,378
                                   -------   -----    --------     --------     -------     -------      ======    -------
Balance, June 30, 1999...........    4,194      42      10,734       19,339        (82)      (4,014)                26,019
Issuance of common stock in
  connection with exercise of
  stock options..................      101       1         669                                                         670
Income tax benefit from stock
  options exercised..............                          144                                                         144
Employee stock purchase plan.....       26                 217                                                         217
Other comprehensive loss.........                                                  (39)                     (39)       (39)
Net income.......................                                       596                                 596        596
                                                                                                         ------
Comprehensive income.............                                                                       $   557
                                   -------   -----    --------     --------     -------     -------      ======    -------
Balance, June 30, 2000               4,321   $  43    $ 11,764     $ 19,935     $ (121)     $(4,014)               $27,607
                                   =======   =====    ========     ========     ======      =======                =======

The accompanying notes are an integral part of these consolidated financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                YEAR ENDED JUNE 30,
                                                          ----------------------------------
                                                            1998           1999        2000
                                                            ----           ----        ----
Cash flows from operating activities:
 Net income...........................................    $ 3,539        $ 3,393     $   596
                                                          -------        -------     -------
 Adjustments to reconcile net income to
  net cash (used) provided by operating activities:
   Depreciation and amortization......................      1,778          2,677       3,105
   Gain on sale of equipment..........................         (3)            (2)         (2)
   Provision for losses on accounts receivable........        259            845         904
   Deferred taxes.....................................        334           (437)     (1,039)
   Tax benefit deriving from exercise and sale of
      stock option shares.............................        413             26         144
 (Increases) decreases in operating assets:
   Accounts receivable................................     (7,266)        (3,387)      5,970
   Advanced billings..................................        (38)          (124)         56
   Inventories........................................       (285)           736         (32)
   Prepaid expenses and other current assets..........       (314)          (418)        170
   Other assets.......................................        126             78        (233)
 Increases (decreases) in operating liabilities:
   Accounts payable...................................        323           (953)       (352)
   Accrued expenses...................................        634             75        (160)
   Taxes payable......................................         48            538        (387)
   Profit sharing plan contribution payable...........        101             12        (245)
   Deferred income....................................        298            508         738
                                                          -------        -------     -------
   Total adjustments..................................     (3,592)           174       8,637
                                                          -------        -------     -------
 Net cash (used) provided by operating activities.....        (53)         3,567       9,233
                                                          -------        -------     -------
 Cash flows from investing activities:
   Purchases of equipment and improvements, net.......     (1,657)        (1,714)     (1,711)
   Software development costs.........................     (1,565)            --        (381)
   Purchase of marketable securities..................     (2,975)        (2,600)     (4,690)
   Maturity of marketable securities..................      5,470          2,250       2,400
                                                          -------        -------     -------
 Net cash used by investing activities................       (727)        (2,064)     (4,382)
                                                          -------        -------     -------
 Cash flows from financing activities:
   Purchase of treasury stock.........................         --         (1,496)         --
   Stock option transactions..........................         49             --          --
   Employee stock purchase plan.......................        101            262         217
   Stock options exercised............................      1,053             60         670
                                                          -------        -------     -------
 Net cash  provided (used) by financing activities....      1,203         (1,174)        887
                                                          -------        -------     -------
 Effect of exchange rate changes on cash..............        (46)           (15)        (39)
                                                          -------        -------    --------
 Net  increase in cash and cash equivalents...........        377            314       5,699
 Cash and cash equivalents at beginning of period.....      1,829          2,206       2,520
                                                          -------        -------    --------
 Cash and cash equivalents at end of period...........    $ 2,206        $ 2,520     $ 8,219
                                                          =======        =======     =======

 Supplemental cash flow disclosures:
   Income taxes paid..................................    $ 1,468        $ 1,528     $   647
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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain items in the prior years' financial statements have been reclassified for comparative purposes.

     Cash and Cash Equivalents:

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

     Marketable Securities:

     Marketable securities consist primarily of state governmental debt instruments with an initial maturity of more than three months. The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates. All of the Company's marketable securities are classified as held-to-maturity as of the balance sheet date and are reported at cost plus an adjustment for amortization, which approximates fair market value. The Company's marketable securities are scheduled to mature over the next 38 months.

     Inventories:

     Inventories   primarily   consist  of  purchased   hardware  and  software.
Inventories are stated at the lower of cost or market. Cost is determined using the average cost on a first-in, first-out method.

                        PROPHET 21, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Equipment and Improvements:

     Equipment and improvements are recorded at cost and are depreciated using the straight line method over their estimated useful lives of three to ten years. Leasehold improvements are amortized over the shorter of their estimated useful lives or remaining lease term (including renewal periods in certain instances). When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations for the period. The cost of maintenance and repairs is charged to expense as incurred, whereas significant renewals and betterments are capitalized.

     Revenue Recognition and Deferred Income:

     In 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which stipulates that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training. The Company offers the various elements individually, and has used the individual prices as a basis for allocation of revenues. SOP 97-2 was adopted by the Company effective July 1, 1998 and did not result in significant changes to the Company's revenue recognition policy.

     Revenue from software is recognized when a contract has been executed, the product has been shipped to customers, uncertainty surrounding customer acceptance becomes insignificant and collection of the related receivable is probable. Maintenance revenues from hardware and software support fees are deferred and recognized ratably over the contract period. As the functionality of the hardware is not dependent on any other services provided by the Company, hardware sales are recognized upon shipment. Deferred income represents accruals for billed and unearned maintenance and advance payments by customers for maintenance. Advanced billings at June 30, 1999 and 2000 represent amounts billed in advance to customers for maintenance in accordance with contract terms.

     In December 1999, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is required to be implemented in the quarter ended June 30, 2001. The Company is currently analyzing the potential impact of SAB No. 101 (as amended) on its revenue recognition policies. Although the Company believes its historical accounting policies and practices conform with generally accepted accounting

                        PROPHET 21, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

principles, there can be no assurance that the formal implementation of SAB No. 101 (as amended) will not result in changes to its historical accounting policies and practices or to the manner in which certain transactions are presented and disclosed in the consolidated financial statements.

     Warranty:

     The Company provides warranties on its hardware and proprietary software against design defects. A provision for future claims is recorded based upon historical experience.

     Capitalized Software:

     The Company capitalizes software development costs associated with a new product pursuant to SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Such costs are capitalized only after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life of three years. Amortization of capitalized software development costs ($426, $1,279 and $1,279 for the years ended June 30, 1998, 1999 and 2000, respectively) is charged to cost of sales. For the years ended June 30, 1999 and 2000, the Company capitalized $0 and $381, respectively, of software development costs. All other research and development costs have been expensed.

     When events or circumstances so indicate, the Company assesses the potential impairment of its intangible assets and other long-lived assets based on anticipated undiscounted cash flows from operations. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. At June 30, 2000, no impairment was indicated.

     Comprehensive Income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires net foreign exchange gains or losses on translation to be included in accumulated other comprehensive loss in the consolidated balance sheet and in the disclosure of comprehensive income. The totals of other comprehensive loss items and comprehensive income (which includes net income) are displayed separately in the consolidated statements of stockholders' equity.

                        PROPHET 21, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Income Taxes:

     The Company utilizes the asset and liability approach for income taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities and operating loss and tax credit carryforwards.

     Net Income Per Share:

     Net earnings per common share is computed in accordance with the Financial Accounting Standards Board ("FASB") SFAS No. 128 "Earnings per Share" ("SFAS 128"). Under SFAS 128, basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding during each year. The dilutive effect of stock options is calculated using the treasury stock method.

     The following table sets forth the computation of basic and dilutive earnings per share:

                                                                 YEARS ENDED JUNE 30,
                                                        1998            1999           2000
                                                        ----            ----           ----
Net income...................................         $ 3,539         $ 3,393        $   596
Weighted average common shares outstanding...           3,601           3,705          3,627
Effect of dilutive securities:
  Stock options..............................             327             285            286
                                                     --------        --------       --------
Weighted average common and common
  equivalent shares outstanding..............           3,928           3,990          3,913
                                                     ========        ========       ========
Basic earnings per share.....................         $  0.98         $  0.92        $  0.16
Diluted earnings per share...................         $  0.90         $  0.85        $  0.15

                        PROPHET 21, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)


2.  EQUIPMENT AND IMPROVEMENTS:

     A summary of the major components of equipment and improvements are as follows:

                                                                     JUNE 30,
                                                         ------------------------------
                                                            1999                  2000
                                                            ----                  ----
Equipment..........................................       $  2,042             $  2,000
Computer systems...................................          6,554                7,618
Furniture and fixtures.............................          1,051                1,275
Leasehold improvements.............................            771                  813
                                                          --------             --------
                                                            10,418               11,706
Accumulated depreciation and amortization..........         (7,318)              (8,628)
                                                          --------             ---------
                                                          $  3,100             $  3,078
                                                          ========             ========

     Depreciation and amortization expense of $1,352, $1,398 and $1,826 was charged to operations for the years ended June 30, 1998, 1999 and 2000, respectively.


3.  LEASING ARRANGEMENTS:

     The Company leases certain facilities and equipment under various operating lease agreements with initial terms greater than one year. Future minimum payments under noncancelable operating leases at June 30, 2000 are:

FISCAL YEAR                          RELATED PARTY         THIRD PARTY               TOTAL
-----------                          -------------         -----------               -----
2001........................          $        461         $       40             $     501
2002........................                   475                 13                   488
2003........................                   490                 --                   490
                                      ------------         ----------             ---------
                                      $      1,426         $       53             $   1,479
                                      ============         ==========             =========

     Rent expense, including related party transactions, for the years ended June 30, 1998, 1999 and 2000 was $542, $537 and $562, respectively.

                        PROPHET 21, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)


4.  INCOME TAXES:

     The components of the provision (benefit) for income taxes are as follows:

                                                                  YEAR ENDED JUNE 30,
                                                       ----------------------------------------
                                                           1998          1999           2000
                                                           ----          ----           ----
Federal:
  Current......................................          $ 1,559       $ 1,926         $  402
  Deferred.....................................              334          (395)          (893)
                                                         -------       -------         ------
                                                           1,893         1,531           (491)
                                                         -------       -------         ------
State:
  Current......................................               98           175            129
  Deferred.....................................               --           (42)          (129)
                                                         -------       -------         ------
                                                              98           133             --
                                                         -------       -------         ------
                                                         $ 1,991       $ 1,664         $ (491)
                                                         =======       =======         ======

     The income tax benefits related to the exercise of stock options amounted to $413, $26 and $144 for 1998, 1999 and 2000, respectively, and were credited to additional paid-in capital.

     Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are primarily classified as current or non-current depending on the classification of the assets and liabilities to which they relate.

     The provision (benefit) for income taxes differs from the amount computed using the statutory Federal income tax rate as follows:

                                                                       Year ended June 30,
                                                                ---------------------------------
                                                                  1998        1999        2000
                                                                  ----        ----        ----
Statutory tax rate......................................            34%         34%         34%
State taxes, net of Federal benefit.....................             1           3         (41)
Research and development credit.........................            --          --        (371)
Provision to return adjustment..........................            --          --         (95)
Non-deductible expense..................................             1          --           5
Other...................................................            --          (4)         --
                                                                 -----       -----       -----
                                                                    36%         33%       (468)%
                                                                 =====       =====       =====

                        PROPHET 21, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)


4.  INCOME TAXES (CONTINUED):

     Deferred income taxes reflect the tax impact of temporary differences between the assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations and operating loss and tax credit carryforwards. Amounts giving rise to deferred income taxes are as follows:

                                                                            June 30,
                                                                    ----------------------
                                                                       1999          2000
                                                                    ----------   -----------
Current deferred tax assets:
  Allowance for doubtful accounts.........................           $   99         $  152
  Accrued vacation........................................               45             72
  Inventory capitalization................................               12             13
  State net operating loss carryforward...................               --             82
  Research and development credit carryforward............               --            392
                                                                     ------         ------
                                                                        156            711
Non-current deferred tax asset:
  Depreciation............................................               88            227

Non-current deferred tax liability:
  Software development costs..............................             (816)          (471)
                                                                     -------        ------

     Total................................................           $ (572)        $  467
                                                                     =======        ======

     In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, the Company will need to generate future taxable income prior to the expiration of net operating loss and credit carryforwards, which expire at various years through 2020. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, management believes it is more likely than not the Company will realize the benefit of the deferred tax asset at June 30, 2000. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                        PROPHET 21, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)


5.  RELATED PARTY TRANSACTIONS:

     The Company leases office space from its principal stockholders under lease terms expiring on June 30, 2003. The lease agreement includes a five-year renewal provision at the Company's option. Rent expense under the lease for the years ended June 30, 1998, 1999 and 2000 was $467, $481 and $510, respectively.


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


7.  EMPLOYEE BENEFIT PLANS:

     The Company has a qualified profit sharing plan covering employees who meet certain eligibility requirements. Contributions are at the discretion of the Board of Directors and may not exceed the maximum amount allowable for federal income tax deduction. The Company did not make any contributions to its qualified profit sharing plan for the years ended June 30, 1998, 1999 and 2000.

     The Company maintains a 401(k) Retirement Savings Plan. The Company's contributions are at the discretion of management and for the years ended June 30, 1998, 1999 and 2000 were $378, $380 and $150, respectively.


8.  STOCKHOLDERS' EQUITY:

     Preferred Stock:

     The Company has an authorized class of 1,500 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine.

                        PROPHET 21, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)


8.  STOCKHOLDERS' EQUITY (CONTINUED):

     Stock Option Plan:

     Under the Company's 1993 Stock Plan (the "Plan"), the Company has reserved 1,000 shares of Common Stock for issuance of both incentive and non-qualified options. Under the Plan, options to purchase shares of Common Stock may be granted to key employees and consultants. The Plan provides that the exercise price of incentive options shall not be less than the fair market value of the shares on the date of the grant, that the exercise price of non-qualified options shall not be less than 75% of the fair market value of the shares on the date of grant and, in either case, that no portion of such options may be exercised beyond ten years from the date of grant.

     Under the Plan, the Company is authorized to issue shares of Common Stock pursuant to awards granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock-based awards.

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for the Plan. In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the method the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company did not elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in fiscal years 1998, 1999 and 2000 are required by SFAS 123 and are presented below.

     The Company granted stock options in 1998, 1999 and 2000 for employees. The stock options granted in 1998, 1999 and 2000 have contractual terms of 10 years. All options granted to the employees and directors have an exercise price no less than the fair market value of the stock at the grant date. The options granted in 1998, 1999 and 2000 vest one-third each year, beginning on the first anniversary of the date of grant.

     In accordance with APB 25, the Company has not recognized any compensation cost for these stock options granted in 1998, 1999 and 2000.

                        PROPHET 21, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)


8.  STOCKHOLDERS' EQUITY (CONTINUED):

     A summary of the status of the Company's stock options as of June 30, 1998, 1999 and 2000 and the changes during the years then ended is presented below:

                                                                                     Weighted
                                                              Exercise Price          Average
                                              Shares(1)          Per Share         Exercise Price
-------------------------------------------------------------------------------------------------
Options outstanding at June 30, 1997            697,500        $4.125 to $7.000        $5.950

                                Granted          98,000       $8.500 to $15.250        $9.710
                               Canceled         (22,500)      $5.250 to $12.750       $11.920
                              Exercised        (136,600)       $4.750 to $7.000        $6.830
Non-qualified Options in 1997
                                Granted          10,000                  $5.375        $5.375
-------------------------------------------------------------------------------------------------

Options outstanding at June 30, 1998            646,400       $4.125 to $15.250        $6.140

                                Granted         125,000      $16.000 to $16.125       $16.065
                               Canceled          (3,500)                $16.125       $16.125
                              Exercised         (13,700)       $5.000 to $7.000        $6.720
-------------------------------------------------------------------------------------------------

Options outstanding at June 30, 1999            754,200       $4.750 to $16.000        $7.910

                                Granted         148,000       $9.250 to $22.375       $13.948
                               Canceled          57,500                 $16.000       $16.000
                              Exercised         100,688       $4.500 to $16.125        $6.470
-------------------------------------------------------------------------------------------------

Options outstanding at June 30, 2000            744,012       $4.125 to $22.375        $8.585

Options exercisable at June 30,
                                   1998         332,580        $4.125 to $7.000        $5.830
                                   1999         531,823       $4.125 to $15.250        $6.160
                                   2000         532,567       $4.125 to $22.375        $6.500
=================================================================================================

(1)     Not reported in thousands

                        PROPHET 21, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)


8.  STOCKHOLDERS' EQUITY (CONTINUED):

     The following table summarizes information concerning outstanding and exercisable options as of June 30, 2000:

------------------------------------------------------------------------------------------------------
                                    Options Outstanding                  Options Exercisable
                        ------------------------------------------------------------------------------
                                        Weighted
                                        Average       Weighted                       Weighted
       Range of          Number of     Remaining       Average       Number of         Average
   Exercise Prices       Options(1)       Life      Exercise Price   Options(1)    Exercise Price
------------------------------------------------------------------------------------------------------
   $4.125 to $5.375       265,245         5.82          $4.950        265,245          $4.950
   $7.000 to $9.250       334,100         5.33          $7.750        243,601          $7.260
 $15.250 to $18.125       126,167         8.85         $16.600         23,721         $16.000
 $20.000 to $22.375        18,500         9.77         $21.090              0          $0.000
------------------------------------------------------------------------------------------------------
  $4.125 to $22.375       744,012         6.21          $8.585        532,567          $6.500
------------------------------------------------------------------------------------------------------
(1)     Not reported in thousands

     Had compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS 123, the Company's net income and net income per common share would approximate the pro forma amounts below:

                                                                    June 30,
                                                 -----------------------------------------------
                                                     1998             1999              2000
                                                 -------------   --------------    -------------
Net Income:                     As reported         $3,539           $3,393             $596
                                Pro forma            3,317            3,212              533

Basic earnings per share:       As reported          $0.98            $0.92            $0.16
                                Pro forma             0.92             0.87             0.15

Diluted earnings per share:     As reported          $0.90            $0.85            $0.15
                                Pro forma             0.84             0.81             0.14

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards granted prior to the 1996 fiscal year.

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal years ended June 30, 1998, 1999 and 2000: dividend yield of 0.00%; risk-free interest rate of 6.05%, 5.47% and 6.30%, respectively; the expected life of options is estimated to be 4 years; and a volatility of 32.75%, 45.66% and 60.61%, respectively.

                        PROPHET 21, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)


8.  STOCKHOLDERS' EQUITY (CONTINUED):

     The weighted average fair value of options granted during the fiscal years ending June 30, 1998, 1999 and 2000 was $3.31, $6.83 and $7.29, respectively.

     Stock Repurchase Program:

     In fiscal 1997, the Company's Board of Directors approved resolutions to repurchase up to 600 shares of the Company's Common Stock in open market purchases. As of June 30, 2000, the Company had repurchased 600 shares at a cost of $4,014.

     1997 Employee Stock Purchase Plan:

     In fiscal 1997, the Company's Board of Directors and stockholders approved the adoption of the 1997 Employee Stock Purchase Plan to make available 100 shares of the Company's Common Stock for purchase by the Company's employees. As of June 30, 2000, the Company's employees had purchased 67 shares at a cost of $580.

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
of Prophet 21, Inc. and Subsidiaries:


Our audits of the consolidated financial statements referred to in our report dated August 11, 1999 included on page F-2 of this Form 10-K also included an audit of the financial statement schedule as of and for each of the two years in the period then ended June 30, 1999, listed in the index on page F-1 of this Form 10-K. In our opinion, this financial statement schedule as of and for each of the two years in the period then ended June 30, 1999 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
August 11, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Prophet 21, Inc. and Subsidiaries:


     Under date of September 15, 2000, we reported on the consolidated balance sheet of Prophet 21, Inc. and subsidiaries as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, which are included herein. In connection with our audit of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule included herein. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG LLP
Philadelphia, Pennsylvania
September 15, 2000

                                                                     SCHEDULE II

                                PROPHET 21, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
                                 Balance at           Charged to
Year Ended                      Beginning of          Costs and           Deductions           Balance at
 June 30,                          Period              Expenses           Write-Offs         End of Period
----------                      ------------          ----------          ----------         -------------

1998..................           $ 218,111            $ 259,404            $ 237,515           $ 240,000
1999..................             240,000              845,054              824,063             260,991
2000..................             260,991              904,415              767,166             398,240
