Form 10-K/A
period 2000-06-30
PROPHET 21 INC
filed 2000-10-27
CIK 917823

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


     The  following  documents  are  incorporated  by reference  into the Annual
Report on Form 10-K:   None

                                EXPLANATORY NOTE

     Prophet 21, Inc. (the "Company") hereby amends Item 8 of Part II and Items 10, 11, 12 and 13 of Part III of its Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on September 27, 2000, by including the disclosures set forth herein.

                                     PART II

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


     The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K/A. A list of the financial statements filed herewith is found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.


     At the Company's Annual Meeting of Stockholders (the "Meeting"), five Directors are to be elected (which number shall constitute the entire Board of Directors of the Company) to hold office until the next Annual Meeting of Stockholders and until their successors shall have been elected and qualified.

     All of the persons whose names and biographies appear below are at present Directors of the Company. In the event any of the nominees should become unavailable or unable to serve as a Director, it is intended that votes will be cast for a substitute nominee designated by the Board of Directors. The Board of Directors has no reason to believe that the nominees named will be unable to serve if elected. Each of the nominees has consented to being named in this Proxy Statement and to serve if elected.

     The current Board of Directors and nominees for election to the Board are as follows:

                                   SERVED AS A             POSITIONS WITH
NAME                      AGE     DIRECTOR SINCE            THE COMPANY
----                      ---     --------------            -----------

John E. Meggitt, Ph.D     69            1967        Chairman  of the  Board  and
                                                    Director

Charles L. Boyle, III     47            1993        President,  Chief  Executive
                                                    Officer and Director

Dorothy M. Meggitt        66            1967        Secretary and Director

Louis J. Cissone          65            1994        Director

Mark A. Timmerman         39            1994        Director

     Other than Dr. John E. Meggitt and Dorothy M. Meggitt, who are husband and wife, there are no family relationships among any of the Directors, executive officers and key employees of the Company.

     The principal occupations and business experience, for at least the past five years, of each Director and nominee is as follows:

     Dr. Meggitt founded the Company and has served as a Director of the Company since its inception in 1967. From the Company's inception through August 13, 1996, he was also President and Chief Executive Officer of the Company. In addition, Dr. Meggitt served as Treasurer of the Company from its inception through December 1993. Prior to founding the Company, he directed system programming operations for Electronic Associates, Inc. and, earlier, conducted computer research for IBM.

     Mr. Boyle joined the Company in 1984 and, effective August 13, 1996, was elected to the offices of President and Chief Executive Officer. Prior to serving in his current capacities, Mr. Boyle served as Executive Vice President from September 1992 to August 1996, Chief Financial Officer from September 1992 to December 1995, Chief Operating Officer from December 1995 to August 1996 and Treasurer from December 1993 to August 1996. He has been a Director since December 1993. Prior to joining the Company, Mr. Boyle held various financial and management positions with Colt Industries, Inc.

     Mrs. Meggitt joined the Company upon its inception in 1967 and has served as Secretary and a Director since that time. Mrs. Meggitt managed the Company's human resources and facilities departments from 1967 through 1987.

     Mr. Cissone has been on the Board of Directors since May 1994. From 1986 until his retirement in December 1995, Mr. Cissone served as Senior Vice
President and Chief Financial Officer of Sun Distributors L.P., a wholesale distributor of industrial products. In addition, Mr. Cissone has served on the Board of Directors of Robec, Inc., a national value-added distributor of micro-computer systems, since 1991.

     Mr. Timmerman has been on the Board of Directors since May 1994. Since 1986, Mr. Timmerman has worked for and currently is a partner in the Chicago-based investment banking firm of William Blair & Company which managed the Company's initial public offering of Common Stock in March 1994. In addition, Mr. Timmerman has served on the Board of Directors of DIY Home Warehouse, a retailer of home products, since 1993.

COMPENSATION OF DIRECTORS

     Non-employee Directors receive an annual fee of $5,000 for services on the Board of Directors or any committee thereof plus $1,000 and reimbursement of their expenses for each quarterly meeting attended and $500 and reimbursement of their expenses for each special meeting attended. The Company may from time to time, and at the discretion of the Board of Directors, grant stock options to Directors for their service on the Board of Directors. During fiscal 2000, each non-employee Director (consisting solely of Messrs. Timmerman and Cissone) received options to purchase 2,000 shares of the Company's Common Stock, each at an exercise price of $9.125 per share, the fair market value of the Company's Common Stock on the date of the grant.

                               EXECUTIVE OFFICERS

     The  following  table  identifies  the  current  executive  officers of the
Company:

                                                 CAPACITIES IN             IN CURRENT
NAME                              AGE             WHICH SERVED           POSITION SINCE
----                              ---             ------------           --------------

John E. Meggitt, Ph.D             69      Chairman  of the  Board and         1967
                                          Director

Charles L. Boyle, III             47      President, Chief Executive          1996
                                          Officer and Director

Thomas M. Giuliani, CPA (1)       43      Chief   Financial   Officer         1996
                                          and Treasurer

Dorothy M. Meggitt                66      Secretary and Director              1967

------------

(1) Mr. Giuliani joined the Company in 1989 and currently serves as its Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Giuliani held various accounting and financial positions for Deloitte & Touche, Commodore International Ltd., Fox Chase Cancer Center and Robinson Alarm Company.

     Other than Dr. John E. Meggitt and Dorothy M. Meggitt, who are husband and wife, there are no family relationships among any of the Directors, executive officers and key employees of the Company. Executive officers of the Company are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's Directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act (collectively, the "Reporting Persons") to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company's equity securities with the Securities and Exchange Commission (the "SEC"). All Reporting Persons are required by SEC regulation to furnish the Company with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a).

     Based solely on the Company's review of the copies of such forms received by the Company and upon written representations of the Company's Reporting Persons received by the Company, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such Reporting Persons.

ITEM 11.       EXECUTIVE COMPENSATION.


SUMMARY OF COMPENSATION IN FISCAL 2000, 1999 AND 1998.

     The following Summary Compensation Table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to (i) each person who served as the Company's Chief Executive Officer for fiscal 2000 and (ii) the most highly compensated executive officer of the Company whose aggregate cash compensation exceeded $100,000 and who was serving as executive officer at the end of fiscal 2000 (collectively, the "Named Executives") during the years ended June 30, 2000, 1999 and 1998.

----------------------------------------------------------------------------------------------------
                                    SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------
                                                         Annual           Long-Term
                                                      Compensation       Compensation
                                                 ---------------------------------------------------
                                                                            Awards
                                                                         -------------
                                                                          Securities
                                                                          Underlying    All Other
     Name and Principal Position         Year      Salary      Bonus       Options     Compensation
                 (a)                     (b)       ($)(c)      ($)(d)       (#)(g)      ($)(i)(1)
----------------------------------------------------------------------------------------------------
Charles L. Boyle, III, President and
   Chief Executive Officer............   2000      $230,198   $55,000       15,000       $  9,733
                                         1999      $200,000   $90,000       14,000        $14,096
                                         1998      $199,643   $90,000       20,000       $  9,698

Thomas M. Giuliani, Chief
   Financial Officer and Treasurer....   2000      $143,279   $18,750       10,000       $  5,747
                                         1999      $124,949   $31,050       10,000       $  6,431
                                         1998      $114,577   $30,950       10,000       $  4,628

----------------------------------------------------------------------------------------------------

----------
(1) Includes Company contributions to its 401(k) plan and supplemental life insurance and long-term disability premiums paid by the Company on behalf of its executive officers.

OPTION GRANTS IN FISCAL 2000

     The following table sets forth information concerning individual grants of stock options made pursuant to the Company's 1993 Stock Plan during fiscal 2000 to each of the Named Executives. The Company has never granted any stock appreciation rights.

------------------------------------------------------------------------------------------------------
                                  OPTION GRANTS IN LAST FISCAL YEAR
------------------------------------------------------------------------------------------------------
                                                                                Potential Realizable
                              Individual Grants                                   Value at Assumed
                                                                                Annual Rates of Stock
                                                                                Price Appreciation for
                                                                                    Option Term(2)
------------------------------------------------------------------------------------------------------
                         Number of
                         Securities     % of Total
                         Underlying      Options
                          Options        Granted       Exercise or
                          Granted      to Employees     Base Price    Expiration
         Name              (#)(1)     in Fiscal Year     ($/Sh)          Date        5%($)      10%($)
         (a)                (b)            (c)            (d)             (e)         (f)        (g)
------------------------------------------------------------------------------------------------------
Charles L. Boyle, III      15,000          10.1          $9.125        7/27/09      $86,081   $218,138


Thomas M. Giuliani...      10,000           6.8          $9.125        7/27/09      $57,387   $145,425

------------------------------------------------------------------------------------------------------

---------
(1) The options disclosed herein were granted pursuant to the Company's 1993 Stock Plan and become exercisable to the extent of one-third of the options on the first anniversary from the date of grant (July 27, 1999) with an additional one-third of the options granted becoming exercisable on each of the second and third anniversary of the date of grant. The options terminate on the expiration date, subject to earlier termination on the optionee's death, disability or termination of employment with the Company. Options are not assignable or otherwise transferable except by will or the laws of descent and distribution.

(2)     Based on a grant date fair market value of $9.125.

AGGREGATED OPTION EXERCISES IN FISCAL 2000 AND FISCAL YEAR END OPTION VALUES

     The following table sets forth information concerning each exercise of options during fiscal 2000 by each of the Named Executives and the year end value of unexercised in-the-money options.

------------------------------------------------------------------------------------------------------
                           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                  AND FISCAL YEAR END OPTION VALUES
------------------------------------------------------------------------------------------------------
                                                               Number of        Value of Unexercised
                                                              Securities        In-The-Money Options
                                                              Underlying             at Fiscal
                                                              Unexercised             Year-End
                                                           Options at Fiscal           ($)(1)
                                                               Year-End
                                                                  (#)
                                 Shares
                              Acquired on      Value         Exercisable/           Exercisable/
            Name                Exercise    Realized($)      Unexercisable         Unexercisable
            (a)                  (#)(b)         (c)               (d)                   (e)
------------------------------------------------------------------------------------------------------
Charles L. Boyle, III.....         --            --         197,999 / 31,001    $1,589,998 / 120,627

Thomas M. Giuliani........         --            --          40,999 / 20,001      $339,416 / 73,754

----------------------------- ------------- ------------- -------------------- -----------------------

-----------
(1) Based on a closing price of $14.50 per share of Common Stock as listed on the Nasdaq National Market at June 30, 2000.

EMPLOYMENT ARRANGEMENTS AND TERMINATION OF EMPLOYMENT

     Each of Dr. Meggitt, Mr. Boyle and Mr. Giuliani are employed by the Company as employees at will. In fiscal 2000, Messrs. Boyle and Giuliani earned bonuses of $55,000 and $18,750, respectively. Such bonuses were paid to such executive officers subsequent to June 30, 2000.

     In addition to the requirement of each of Dr. Meggitt and Mr. Boyle to maintain the confidentiality of Company information and assign inventions to the Company, each of such executive officers has agreed that during the term of his respective employment and thereafter for the greater of two years or the period of time for which such executive officer is being compensated under such employment, such person will not compete with the Company by engaging in any capacity in any business which is competitive with the business of the Company.

     The Company has executed indemnification agreements with each of its executive officers and Directors pursuant to which the Company has agreed to indemnify such parties to the full extent permitted by law, subject to certain exceptions, if such party becomes subject to an action because such party is a Director, officer, employee, agent or fiduciary of the Company.

     The Company has executed change in control agreements with each of Mr. Boyle and Mr. Giuliani. The terms and conditions of such agreements become effective only if a change in control occurs on or before December 31, 2000. If, during the three-month period immediately preceding a change in control or during the three-year period immediately following a change in control, such executive officer's employment with the Company is terminated by (i) the Company for no reason or any reason other than cause or (ii) such executive officer for good reason, then such executive officer receives (a) three times base salary in the case of Mr. Boyle and two times base salary in the case of Mr. Giuliani, (b) continuation of health care benefits for 36 months and (c) immediate vesting of all stock options owned.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee is comprised of John E. Meggitt,  Ph.D., Charles
L. Boyle, III, Mark A. Timmerman and Louis J. Cissone.

     The Company's headquarters in Yardley, Pennsylvania are leased to the Company by John E. Meggitt, Ph.D., the Chairman of the Board, and Dorothy M. Meggitt, his wife and Secretary of the Company. Dr. and Mrs. Meggitt also are Directors and majority stockholders of the Company. See "Security Ownership of Certain Beneficial Owners and Management." On July 1, 1998, the Company and Dr. and Mrs. Meggitt entered into a five-year lease for the Yardley facilities. Under such lease arrangement, the Company made rental payments to Dr. and Mrs. Meggitt totaling $446,400 during the year ended June 30, 2000. In addition, the Company paid $63,261 during the year ended June 30, 2000 for property taxes due on such property. The Company believes that the terms of the lease are at least as favorable to the Company as the terms that may have been available from unrelated third parties. In addition, the Company has determined that any future transactions between the Company and its officers, Directors, principal stockholders and their affiliates shall be on terms no less favorable to the Company than could be obtained from unrelated third parties.

     In fiscal 2000, the Company paid $83,359 in salary and $58,915 in compensation from stock options exercised to Peter Meggitt, the son of Dr. and Mrs. Meggitt. Mr. Meggitt serves as a systems programmer for the Company.

PERFORMANCE GRAPH

     The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the Nasdaq Composite Index and the S&P Computer Systems Index (capitalization weighted) for the period beginning on June 30, 1995.

                COMPARISON OF CUMULATIVE TOTAL RETURN (1)(2)(3)
Among the Company, the Nasdaq Composite Index and the S&P Computer Systems Index






 [THE FOLLOWING TABLE WAS REPRESENTED AS A LINE CHART IN THE PRINTED MATERIAL.]






-----------------------------------------------------------------------------------------------
                             06/30/95   06/30/96    06/30/97   06/30/98   06/30/99   06/30/00
-----------------------------------------------------------------------------------------------
Prophet 21, Inc.             $ 100.00   $ 138.89    $ 119.44   $ 325.00   $ 161.11   $ 322.22
-----------------------------------------------------------------------------------------------
Nasdaq Composite Index       $ 100.00   $ 126.95    $ 154.49   $ 202.98   $ 287.76   $ 424.89
-----------------------------------------------------------------------------------------------
S&P Computer Systems Index   $ 100.00   $ 111.51    $ 169.04   $ 239.57   $ 434.93   $ 614.44
-----------------------------------------------------------------------------------------------



(1) Graph assumes $100.00 invested on June 30, 1995 in the Company's Common Stock, the Nasdaq Composite Index and the S&P Computer Systems Index.
(2)     Total return assumes reinvestment of dividends.
(3)     Fiscal year ending June 30.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee has furnished the following report:

     The Company's executive compensation policy is designed to attract and retain highly qualified individuals for its executive positions and to provide incentives for such executives to achieve maximum Company performance by aligning the executives' interest with that of shareholders by basing a portion of compensation on corporate performance.

     The Compensation Committee generally determines base salary levels for executive officers of the Company, who are not subject to an employment agreement, at or about the start of the fiscal year and determines actual bonuses after the end of the fiscal year based upon Company and individual performance. Each of Dr. Meggitt, Mr. Boyle and Mr. Giuliani are employed by the Company as employees at will.

     The Company's executive officer compensation program is comprised of base salary, conditional cash bonuses, stock options granted at the discretion of the Option Committee and various other benefits, including stock purchase rights, medical insurance and a 401(k) Plan which are generally available to all employees of the Company.

     Salaries, whether established pursuant to contract or otherwise, are established in accordance with industry standards through review of publicly available information concerning the compensation of officers of comparable companies. Consideration is also given to relative responsibility, seniority, individual experience and performance. Salaries for each of Dr. Meggitt, Mr. Boyle and Mr. Giuliani are determined by the Board of Directors. Salary increases for other executives are generally made based on increases in the industry for similar companies with similar performance profiles and/or attainment of certain division or Company goals.

     The stock option and stock purchase programs are designed to relate executives' long-term interests to stockholders' long-term interests. Stock options and stock purchase rights will be awarded on the basis of individual performance and/or the achievement of internal strategic objectives.

     Based on review of available information, the Committee believes that the Chief Executive Officer's total annual compensation is reasonable and appropriate given the size, complexity and historical performance of the Company's business, the Company's position as compared to its peers in the industry, and the specific challenges faced by the Company during the year, such as changes in the market for computer products and manufacturers' product lines, as well as variations in prices and distribution channels, and other industry factors. No specific weight was assigned to any of the criteria relative to the Chief Executive Officer's compensation.

     Compensation Committee Members

     John E. Meggitt, Ph.D.
     Charles L. Boyle, III
     Louis J. Cissone
     Mark A. Timmerman

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     There are, as of September 11, 2000, approximately 151 holders of record and 1,772 beneficial holders of the Company's Common Stock. The following table sets forth certain information, as of September 11, 2000, regarding the beneficial ownership of the Company's Common Stock by (i) each person who is known to the Company to own beneficially more than 5% of the total number of shares of Common Stock outstanding as of such date, (ii) each of the Company's current Directors (which includes all nominees) and Named Executives, and (iii) all Directors and executive officers as a group.

Name and Address                                      Amount and Nature              Percent
of Beneficial Owner(1)                            of Beneficial Ownership(1)         of Class(2)
-------------------                               -----------------------            --------
(i)   Certain Beneficial Owners:

      John E. Meggitt, Ph.D. and
        Dorothy M. Meggitt                            2,179,020 (3)(8)                  58.5

(ii)  Directors (which includes all
        nominees) and Named Executives:

      Charles L. Boyle, III                             221,795 (4)(8)                   5.6

      Thomas M. Giuliani                                 52,512 (5)(8)                   1.4

      Louis J. Cissone                                    4,332 (6)(8)                    *

      Mark A. Timmerman                                   5,832 (7)(8)                    *

(iii) All current Directors and executive
        officers as a group (6 persons)               2,463,491 (3)(4)(5)(6)(7)         61.6

---------------
*       Less than one percent.

(1) Except as set forth in the footnotes to this table and subject to applicable community property law, the persons named in the table have sole voting and investment power with respect to all shares.

(2) Applicable percentage of ownership is based on 3,726,377 shares of Common Stock outstanding on September 11, 2000.

(3) John E. Meggitt, Ph.D., Chairman of the Board and Director, and Dorothy M. Meggitt, Secretary and Director, are husband and wife. Includes 1,787,692 shares of Common Stock held by Dr. Meggitt and 391,328 shares of Common Stock held by Mrs. Meggitt. Does not include shares of Common Stock owned of record by Dr. and Mrs. Meggitt's adult children (and their spouses) and grandchildren, as to which shares Dr. and Mrs. Meggitt disclaim beneficial ownership.

(4) Represents 7,462 shares of Common Stock owned of record and 214,333 shares of Common Stock subject to options which were exercisable as of September 11, 2000 or which will become exercisable within 60 days after such date. Excludes 39,667 shares underlying options which become exercisable over time after such period.

(5) Represents 1,513 shares of Common Stock owned of record and 50,999 shares of Common Stock subject to options which were exercisable as of September 11, 2000 or which will become exercisable within 60 days after such date. Excludes 25,001 shares underlying options which become exercisable over time after such period.

(6) Represents 500 shares of Common Stock owned of record and 3,832 shares of Common Stock subject to options which were exercisable as of September 11, 2000 or which will become exercisable within 60 days after such date. Excludes 4,168 shares underlying options which become exercisable over time after such period.

(7) Represents 2,000 shares of Common Stock owned of record and 3,832 shares of Common Stock subject to options which were exercisable as of September 11, 2000 or which will become exercisable within 60 days after such date. Excludes 4,168 shares underlying options which become exercisable over time after such period.

(8) The address for each of the persons noted is 19 West College Avenue, Yardley, PA 19067.



ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


        The Company has executed indemnification agreements with each of its Directors and executive officers pursuant to which the Company has agreed to indemnify such parties to the full extent permitted by law, subject to certain exceptions, if such party becomes subject to an action because such party is a Director, officer, employee, agent or fiduciary of the Company.

        Transactions involving Dr. and Mrs. Meggitt are reported in "Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of October, 2000.

                                            PROPHET 21, INC.



                                            By:/s/Charles L. Boyle, III
                                               -------------------------------
                                               Charles L. Boyle, III, President
                                                  and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                              Title                             Date
         ---------                              -----                             ----

/s/Charles L. Boyle, III              President, Chief Executive              October 27, 2000
-------------------------
  Charles L. Boyle, III               Officer and Director
                                      (Principal Executive Officer)


/s/Thomas M. Giuliani                 Chief Financial Officer  and            October 27, 2000
-------------------------
  Thomas M. Giuliani                  Treasurer (Principal Financial
                                      and Accounting Officer)


/s/John E. Meggitt, Ph.D.             Chairman of the Board and               October 27, 2000
-------------------------
  John E. Meggitt, Ph.D.              Director


/s/Dorothy M. Meggitt                 Secretary and  Director                 October 27, 2000
-------------------------
  Dorothy M. Meggitt


/s/Louis J. Cissone                   Director                                October 27, 2000
-------------------------
  Louis J. Cissone


/s/Mark A. Timmerman                  Director                                October 27, 2000
-------------------------
  Mark A. Timmerman

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


    10.14* Change in Control Severance Pay Agreement dated as of July 25, 2000 by and between the Company and Charles L. Boyle, III.

    10.15* Change in Control Severance Pay Agreement dated as of July 25, 2000 by and between the Company and Thomas M. Giuliani.

    21 List of subsidiaries of the Company. (Incorporated by reference to Exhibit 21 to the Company's Registration
                    Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

    23.1+           Consent of KPMG LLP.

    23.2+           Consent of PricewaterhouseCoopers LLP.


    27.1            Financial Data Schedule for the year ended June 30, 2000.

    27.2            Financial Data Schedule for the year ended June 30, 1999.

    27.3            Financial Data Schedule for the year ended June 30, 1998.


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

9.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The following table presents certain condensed unaudited quarterly consolidated financial information for each of the most recent eight quarters in the period ended June 30, 2000. This information is derived from unaudited consolidated financial statements of the Company that include, in the opinion of the Company, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results of operations for such periods. The operating results for any quarter are not necessarily indicative of results which may be obtained for any future period. Although the Company has not experienced fluctuations in quarterly results due to seasonality, the Company's quarterly results may fluctuate as a result of other factors, including the timing of orders, delays of shipments to customers due to delays in delivery of hardware components by the Company's vendors, delays in new software releases, new product introductions by the Company or its competitors or levels of market acceptance for new products, or the hiring of additional staff. Furthermore, certain of the Company's costs, including personnel and facilities, are relatively fixed in nature and, therefore, a decline in revenue in any fiscal quarter typically results in lower profitability in that quarter.

                                              QUARTER ENDED
                     SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,
                       1998        1998       1999       1999       1999        1999       2000       2000

Revenue............   $11,165    $12,136    $11,535    $17,151     $9,286     $11,847    $11,541    $13,441
Gross profit.......     5,507      6,326      5,574      8,962      3,552       6,034      5,711      6,736
Operating income
(loss).............     1,144      1,197        220      2,210     (1,438)        528        408        210
Net income (loss)..       827        867        198      1,501       (910)        405        337        763
Basic net income
(loss) per share...     $0.22      $0.23      $0.05      $0.42     $(0.25)      $0.11      $0.09      $0.21
Diluted net income
(loss) per share...     $0.21      $0.22      $0.05      $0.39     $(0.25)      $0.11      $0.08      $0.21

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
