Form 10-Q
period 2000-09-30
PROPHET 21 INC
filed 2000-11-14
CIK 917823

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                           Commission File No. 0-23306


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

                    Yes:  X                   No:
                        ----                     ----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 13, 2000:

               Class                              Number of Shares
               -----                              ----------------

     Common Stock, $.01 par value                     3,734,280

                        PROPHET 21, INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS
                                -----------------

                                                                          Page
                                                                          ----

PART    I.   FINANCIAL INFORMATION.......................................   1

    Item 1.  Financial Statements........................................   1

             Consolidated Balance Sheets (unaudited)
             as of June 30, 2000 and September 30, 2000..................   2

             Consolidated Statements of Operations (unaudited)
             for the three months ended September 30, 1999 and 2000......   3

             Consolidated Statements of Cash Flows (unaudited)
             for the three months ended September 30, 1999 and 2000......   4

             Notes to Consolidated Financial Statements (unaudited)......   5

    Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial Condition...............   7

PART II.     OTHER INFORMATION...........................................  11

    Item 6.  Exhibits and Reports on Form 8-K............................  11

SIGNATURES...............................................................  12

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Shares and Per Share Amounts)

                                                                    June 30,          September 30,
                                                                      2000                 2000
                                                                  -----------         -------------
                                                                                       (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents............................          $    8,219          $    8,938
   Marketable securities................................               2,415               3,105
   Accounts receivable, net of allowance for
      doubtful accounts of $398 and $276, respectively..              12,869               8,668
   Advanced billings....................................               2,084               2,367
   Inventories..........................................                 698                 925
   Deferred income taxes................................                 711                 711
   Prepaid and other current assets.....................                 978               1,485
                                                                  ----------          ----------
        Total current assets............................              27,974              26,199
Long-term marketable securities.........................               4,620               3,420
Equipment and improvements, net.........................               3,078               3,159
Software development costs, net.........................               1,233               1,476
Other assets............................................                 268                 252
                                                                  ----------          ----------
        Total assets....................................          $   37,173          $   34,506
                                                                  ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.....................................               2,385               2,476
   Accrued expenses and other liabilities ..............               1,714               1,359
   Commissions payable..................................                 549                 207
   Taxes payable........................................                 819                  --
   Profit sharing plan contribution payable ............                 158                 153
   Deferred income .....................................               3,697               3,834
                                                                  ----------          ----------
        Total current liabilities ......................               9,322               8,029
                                                                  ----------          ----------
Deferred income taxes...................................                 244                 244
                                                                  ----------          ----------
Commitments and contingent liabilities
Stockholders' equity:
   Preferred stock -- $0.01 par value, 1,500,000
    shares authorized; no shares issued or outstanding..                  --                  --
   Common stock -- $0.01 par value, 10,000,000 shares
   authorized; 4,320,808 and 4,332,120 shares issued,
   respectively; 3,720,818 and 3,732,130 outstanding,
   respectively.........................................                  43                  43
   Additional paid-in capital...........................              11,764              11,857
   Retained earnings ...................................              19,935              18,455
   Accumulated other comprehensive loss.................                (121)               (108)
   Treasury stock at cost, 599,990 shares...............              (4,014)             (4,014)
                                                                  ----------          ----------
        Total stockholders' equity .....................              27,607              26,233
                                                                  ----------          ----------
        Total liabilities and stockholders' equity .....          $   37,173          $   34,506
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

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                     For the Three Months
                                                                     Ended September 30,
                                                              ---------------------------------
                                                                  1999                  2000
                                                                  ----                  ----
Revenue:
  Software and hardware sales.........................        $    2,938             $    1,797
  Service and support.................................             6,348                  6,411
                                                              ----------             ----------
                                                                   9,286                  8,208
                                                              ----------             ----------
Cost of revenue:
  Software and hardware sales.........................             1,933                  1,441
  Service and support.................................             3,752                  3,707
                                                              ----------             ----------
                                                                   5,685                  5,148
                                                              ----------             ----------
      Gross profit....................................             3,601                  3,060
                                                              ----------             ----------

Operating expenses:
  Sales and marketing.................................             2,496                  2,561
  Research and development............................             1,718                  1,772
  General and administrative..........................               826                  1,226
                                                              ----------             ----------
                                                                   5,040                  5,559
                                                              ----------             ----------
      Operating loss..................................            (1,439)                (2,499)
Interest income.......................................                60                    186
                                                              ----------             ----------
Loss before taxes.....................................            (1,379)                (2,313)
Income tax benefit....................................              (469)                  (833)
                                                              ----------             ----------

Net loss..............................................        $     (910)            $   (1,480)
                                                              ==========             ==========

Basic loss per share:
  Net loss per share..................................        $    (0.25)            $    (0.40)
                                                              ==========             ==========
  Weighted average common shares outstanding..........             3,594                  3,723
                                                              ==========             ==========

Diluted loss per share:
  Net loss per share..................................        $    (0.25)            $    (0.40)
                                                              ==========             ==========
  Weighted average common and common equivalent
     shares outstanding...............................             3,594                  3,723
                                                              ==========             ==========






   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                      Three Months Ended September 30,
                                                                  --------------------------------------
                                                                          1999             2000
                                                                          ----             ----
Cash flows from operating activities:
Net loss.....................................................          $    (910)        $  (1,480)
                                                                       ---------          --------
Adjustments to reconcile net loss to net
  cash provided by operating activities:
     Depreciation and amortization...........................                750               825
     Provision for losses on accounts receivable.............                 49               166
Decreases (increases) in operating assets:
     Accounts receivable.....................................              4,722             4,035
     Advanced billings.......................................               (126)             (283)
     Inventories.............................................               (444)             (227)
     Prepaid expenses and other current assets...............               (221)             (507)
     Other assets............................................                  5                16
(Decreases) increases in operating liabilities:
     Accounts payable........................................               (328)               91
     Accrued expenses........................................               (478)             (697)
     Taxes payable...........................................             (1,083)             (819)
     Profit sharing plan contribution payable................               (138)               (5)
     Deferred income.........................................                 93               137
                                                                       ---------         ---------
     Total adjustments.......................................              2,801             2,732
                                                                       ---------         ---------
Net cash provided by operating activities....................              1,891             1,252
                                                                       ---------         ---------

Cash flows from investing activities:
  Purchases of equipment and improvements, net...............               (430)             (551)
  Software development costs.................................                 --              (563)
  Maturity of marketable securities..........................                 --               475
                                                                       ---------         ---------
Net cash used by investing activities........................               (430)             (639)
                                                                       ---------         ---------
Cash flows from financing activities:
  Stock options exercised....................................                 24                24
  Employee stock purchase plan...............................                 55                69
                                                                       ---------         ---------
Net cash provided by financing activities....................                 79                93
                                                                       ---------         ---------
Effect of exchange rate changes on cash......................                 --                13
Net increase in cash and cash equivalents....................              1,540               719
Cash and cash equivalents at beginning of period.............              2,520             8,219
                                                                       ---------         ---------
Cash and cash equivalents at end of period...................          $   4,060         $   8,938
                                                                       =========         =========

Supplemental cash flow disclosures:
  Income taxes paid..........................................          $     403         $     256
                                                                       =========         =========

   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                        ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)
                          (In Thousands, Except Shares)

NOTE 1 -- BASIS OF PRESENTATION:

     The information presented for September 30, 2000, and for the three-month periods ended September 30, 1999 and 2000, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2000 and the results of its operations and its cash flows for the three-month periods ended September 30, 1999 and 2000. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 2000, which were included as part of the Company's Annual Report on Form 10-K/A.

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

NOTE 2 -- CAPITALIZED SOFTWARE DEVELOPMENT COSTS:

     The Company capitalizes software development costs associated with a new product pursuant to SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Such costs are capitalized only after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life of three years. Amortization of capitalized software development costs ($320 for the quarters ended September 30, 1999 and 2000, respectively) is charged to cost of sales. For the quarters ended September 30, 1999 and 2000, the Company capitalized $0 and $563, respectively, of software development costs. All other research and development costs have been expensed.

     When events or circumstances so indicate, the Company assesses the potential impairment of its intangible assets and other long-lived assets based on anticipated undiscounted cash flows from operations. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. At September 30, 2000, no impairment was indicated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL

     The Company provides enterprise software and service for the continuously changing market demands of high-volume distribution-centric organizations in the $1.7 trillion durable goods industry. Prophet 21 develops, markets and supports a complete suite of fully integrated, industry-specific enterprise applications consisting of order and inventory management, pricing and promotions, warehouse automation, procurement, finance, business analysis and reporting, and customer relationship modules. In addition, Prophet 21 provides industry-specific, distribution-centric enterprise solutions for select markets including industrial MRO (Manufacturer, Repair and Operations), electrical equipment, plumbing supplies/HVAC, fasteners and building materials marketplace.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Revenue. Revenue decreased by 11.6%, or $1,078,000, from $9,286,000 in the three months ended September 30, 1999 ("First Quarter of Fiscal 2000") to $8,208,000 in the three months ended September 30, 2000 ("First Quarter of Fiscal 2001"). Software and hardware sales revenue decreased by 38.8%, or $1,141,000, from $2,938,000 in the First Quarter of Fiscal 2000 to $1,797,000 in
the First Quarter of Fiscal 2001. This decrease was attributable primarily to a decrease in volume due to the general slowdown in the ERP market due to the Y2K issues. Another factor contributing to the decrease was a shift in demand to e-commerce products. Service and support revenue increased by 1.0%, or $63,000, from $6,348,000 in the First Quarter of Fiscal 2000 to $6,411,000 in the First Quarter of Fiscal 2001. This increase was attributable primarily to an increase in the number of new users who have entered into maintenance contracts.

     Gross profit. The Company's gross profit decreased by 15.0%, or $541,000, from $3,601,000 in the First Quarter of Fiscal 2000 to $3,060,000 in the First Quarter of Fiscal 2001. Gross profit margin decreased from 38.8% of revenue in the First Quarter of Fiscal 2000 to

37.3% of revenue in the First Quarter of Fiscal 2001. Gross profit from software and hardware sales decreased by 64.6%, or $649,000, from $1,005,000 in the First Quarter of Fiscal 2000 to $356,000 in the First Quarter of Fiscal 2001. Gross profit margin attributable to software and hardware sales decreased from 34.2% in the First Quarter of Fiscal 2000 to 19.8% in the First Quarter of Fiscal 2001. The decrease in such gross profit and gross profit margin was attributable primarily to a decrease in sales volume and the relatively fixed nature of certain costs that are spread over a smaller sales base. Gross profit from service and support revenue increased by 4.2%, or $108,000, from $2,596,000 in the First Quarter of Fiscal 2000 to $2,704,000 in the First Quarter of Fiscal 2001. Gross profit margin attributable to service and support revenue increased from 40.9% of service and support revenue in the First Quarter of Fiscal 2000 to 42.2% of service and support revenue in the First Quarter of Fiscal 2001. The increase in such gross profit and gross profit margin was attributable primarily to increased revenues which increased faster than the fixed expenses associated with the delivery of service and support.

     Sales and marketing expenses. Sales and marketing expenses increased by 2.6%, or $65,000, from $2,496,000 in the First Quarter of Fiscal 2000 to $2,561,000 in the First Quarter of Fiscal 2001, and increased as a percentage of revenue from 26.9% to 31.2%, respectively. Such expenses increased in absolute dollars and as a percentage of revenue due primarily to increased compensation expenses associated with staffing and increased investment in marketing.

     Research  and  development  expenses.  Research  and  development  expenses increased by 3.1%, or $54,000, from $1,718,000 in the First Quarter of Fiscal 2000 to $1,772,000 in the First Quarter of Fiscal 2001, and increased as a percentage of revenue from 18.5% to 21.6%, respectively. Research and development expenses increased in absolute dollars and as a percentage of revenue due primarily to an increase in contract services utilized in the first quarter as the Company continues to invest in product development.

     General and administrative expenses. General and administrative expenses increased by 48.4%, or $400,000, from $826,000 in the First Quarter of Fiscal
2000 to $1,226,000 in the First Quarter of Fiscal 2001, and increased as a percentage of revenue from 8.9% to 14.9%, respectively. General and administrative expenses increased in absolute dollars and as a percentage of revenue due primarily to increased professional fees and salaries.

     Income taxes. The Company's effective tax rate was 34.0% and 36.0% in the First Quarter of Fiscal 2000 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has funded its operations primarily from cash generated by operations and available cash, including funds raised in the Company's initial public offering completed in March 1994. The Company's cash flow provided by operations was $1,891,000 and $1,252,000 for the three months ended September 30, 1999 and 2000, respectively.

     The Company's working capital was $17,931,000 and $18,170,000 at September 30, 1999 and 2000, respectively.

     The Company invested $430,000 and $551,000 in capital equipment and leasehold improvements in the three months ended September 30, 1999 and 2000, respectively. There are no other material commitments for capital expenditures currently outstanding.

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

     The Company believes that available funds and the cash flow expected to be generated from operations will be adequate to satisfy its current and planned operations for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is required to be implemented no later than the quarter ended June 30, 2001. The Company is currently analyzing the potential impact of SAB No. 101 (as amended) on its revenue recognition policies. Although the Company believes its historical accounting policies and practices conform with generally accepted accounting principles, there can be no assurance that the formal implementation of SAB No. 101 (as amended) will not result in changes to its historical accounting policies and practices or to the manner in which certain transactions are presented and disclosed in the consolidated financial statements.

                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a)   Exhibits.

          27    Financial Data Schedule for the period ended September 30, 2000.

    (b)   Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Prophet 21, Inc.




DATE:  November 14, 2000                      By: /s/ Charles L. Boyle, III
                                                  ------------------------------
                                                  Charles L. Boyle, III,
                                                  President and Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)



DATE:  November 14, 2000                      By: /s/ Thomas M. Giuliani
                                                  ------------------------------
                                                  Thomas M. Giuliani,
                                                  Chief Financial Officer
                                                  and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)