Form 10-Q
period 2000-12-31
PROPHET 21 INC
filed 2001-02-14
CIK 917823

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000
                           Commission File No. 0-23306


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

                    Yes:  X                   No:
                        -----                    -----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 1, 2001:

                         Class                             Number of Shares
                         -----                             ----------------
             Common Stock, $.01 par value                     3,744,223

                        PROPHET 21, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

PART I  FINANCIAL INFORMATION...............................................  1

      Item 1.  Financial Statements.........................................  1

        Consolidated Balance Sheets
        as of June 30, 2000 and December 31, 2000 (unaudited)...............  2

        Consolidated Statements of Operations (unaudited)
        for the three months and the six months ended
        December 31, 1999 and 2000..........................................  3

        Consolidated Statements of Cash Flows (unaudited)
        for the six months ended December 31, 1999 and 2000.................  4

        Notes to Consolidated Financial Statements (unaudited)..............  5

      Item 2.  Management's Discussion and Analysis of Results of
               Operations and Financial Condition...........................  7

PART II OTHER INFORMATION................................................... 12

      Item 4.  Submission of Matters to a Vote of Security Holders.......... 12

      Item 6.  Exhibits and Reports on Form 8-K............................. 12

SIGNATURES.................................................................. 13

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

                        PROPHET 21, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Amounts)

                                                                        June 30,    December 31,
                                                                          2000          2000
                                                                    ------------    ------------
                                                                             (Unaudited)
ASSETS
 Current assets:
   Cash and cash equivalents...................................     $     8,219     $    7,723
   Marketable securities.......................................           2,415          3,597
   Accounts receivable, net of allowance for
      doubtful accounts of $398 and $435, respectively.........          12,869          8,783
   Advanced billings...........................................           2,084          2,423
   Inventories.................................................             698            832
   Deferred income taxes.......................................             711            711
   Prepaid and other current assets............................             978          1,376
                                                                    -----------     ----------
        Total current assets...................................          27,974         25,445
Long-term marketable securities................................           4,620          3,095
Equipment and improvements, net................................           3,078          3,933
Software development costs, net................................           1,233          2,540
Other assets...................................................             268            200
                                                                    -----------     ----------
        Total assets...........................................     $    37,173     $   35,213
                                                                    ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................................     $     2,385     $    2,693
   Accrued expenses and other liabilities .....................           1,714          1,413
   Commissions payable.........................................             549            297
   Taxes payable...............................................             819             --
   Profit sharing plan contribution payable....................             158             18
   Deferred income ............................................           3,697          4,003
                                                                    -----------     ----------
        Total current liabilities..............................           9,322          8,424
                                                                    -----------     ----------
Deferred income taxes..........................................             244            244
                                                                    -----------     ----------
Commitments and contingent liabilities
Stockholders' equity:
      Preferred stock -- $0.01 par value, 1,500,000 shares
        authorized; no shares issued or outstanding............              --             --
      Common stock -- $0.01 par value, 10,000,000 shares
        authorized; 4,320,808 and 4,342,063 shares
        issued, respectively; 3,720,818 and 3,742,073 shares
        outstanding, respectively..............................              43             43
   Additional paid-in capital..................................          11,764         11,903
   Retained earnings ..........................................          19,935         18,744
   Accumulated other comprehensive loss........................            (121)          (131)
   Treasury stock at cost, 599,990 shares......................          (4,014)        (4,014)
                                                                    -----------     ----------
        Total stockholders' equity.............................          27,607         26,545
                                                                    -----------     ----------
        Total liabilities and stockholders' equity.............     $    37,173     $   35,213
                                                                    ===========     ==========


   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                  For the Three Months          For the Six Months
                                                   Ended December 31,           Ended December 31,
                                               -------------------------     ------------------------
                                                  1999           2000          1999          2000
                                               ----------     ----------     ----------    ----------

Revenue:
  Software and hardware sales............      $    4,589     $    3,894     $    7,527    $    5,691
  Service and support....................           7,258          7,207         13,606        13,618
                                               ----------     ----------     ----------    ----------
                                                   11,847         11,101         21,133        19,309
                                               ----------     ----------     ----------    ----------
Cost of revenue:
  Software and hardware sales............           1,859          1,728          3,792         3,169
  Service and support....................           3,777          3,474          7,529         7,181
                                               ----------     ----------     ----------    ----------
                                                    5,636          5,202         11,321        10,350
                                               ----------     ----------     ----------    ----------
      Gross profit.......................           6,211          5,899          9,812         8,959
                                               ----------     ----------     ----------    ----------

Operating expenses:
  Sales and marketing....................           3,004          2,693          5,500         5,254
  Research and development...............           1,698          1,746          3,416         3,518
  General and administrative.............             981          1,203          1,807         2,429
                                               ----------     ----------     ----------    ----------
                                                    5,683          5,642         10,723        11,201
                                               ----------     ----------     ----------    ----------
      Operating income (loss)............             528            257           (911)       (2,242)
Interest income..........................              85            195            145           381
                                               ----------     ----------     ----------    ----------
Income (loss) before taxes...............             613            452           (766)       (1,861)
Provision (benefit) for income taxes.....             208            163           (261)         (670)
                                               ----------     ----------     ----------    ----------

Net income (loss)........................      $      405     $      289     $     (505)   $   (1,191)
                                               ==========     ==========     ==========    ==========

Basic earnings (loss) per share:
Net income (loss) per share..............      $     0.11     $     0.08     $    (0.14)   $    (0.32)
                                               ==========     ==========     ==========    ==========
Weighted average common
  shares outstanding.....................           3,608          3,732          3,601         3,728
                                               ==========     ==========     ==========    ==========

Diluted earnings (loss) per share:
Net income (loss) per share..............      $     0.11     $     0.08     $    (0.14)   $    (0.32)
                                               ==========     ==========     ==========    ==========
Weighted average common
    and common equivalent shares
    outstanding..........................           3,816          3,842          3,601         3,728
                                               ==========     ==========     ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                  Six Months Ended December 31,
                                                                  -----------------------------
                                                                      1999            2000
                                                                  ------------   --------------
Cash flows from operating activities:
Net loss.....................................................     $     (505)     $  (1,191)
                                                                  ----------      ---------

Adjustments to reconcile net loss to net
  cash provided by operating activities:
     Depreciation and amortization...........................          1,401          1,498
     Provision for losses on accounts receivable.............            225            318
Decreases (increases) in operating assets:
     Accounts receivable.....................................          6,181          3,768
     Advanced billings.......................................           (182)          (340)
     Inventories.............................................           (507)          (134)
     Prepaid expenses and other current assets...............           (291)          (398)
     Other assets............................................              8             68
(Decreases) increases in operating liabilities:
     Accounts payable........................................         (1,551)           309
     Accrued expenses........................................         (1,018)          (553)
     Taxes payable...........................................           (779)          (819)
     Profit sharing plan contribution payable................           (398)          (140)
     Deferred income.........................................             86            306
                                                                  ----------      ---------
     Total adjustments.......................................          3,175          3,883
                                                                  ----------      ---------
Net cash provided by operating activities....................          2,670          2,692
                                                                  ----------      ---------

Cash flows from investing activities:
  Purchases of equipment and improvements, net...............           (708)        (1,696)
  Software development costs.................................             --         (1,946)
  Purchase of marketable securities..........................         (1,495)        (1,000)
  Maturity of marketable securities..........................             --          1,325
                                                                  ----------      ---------
Net cash used by investing activities........................         (2,203)        (3,317)
                                                                  ----------      ---------

Cash flows from financing activities:
  Stock options exercised....................................             40             24
  Employee stock purchase plan...............................            107            115
                                                                  ----------      ---------
Net cash provided by financing activities....................            147            139
                                                                  ----------      ---------
Effect of exchange rate changes on cash......................             10            (10)
                                                                  ----------      ---------
Net increase in cash and cash equivalents....................            624           (496)
Cash and cash equivalents at beginning of period.............          2,520          8,219
                                                                  ----------      ---------
Cash and cash equivalents at end of period...................     $    3,144      $   7,723
                                                                  ==========      =========

Supplemental cash flow disclosures:
  Income taxes paid..........................................     $      560      $     292
                                                                  ==========      =========

   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                        ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   (unaudited)


NOTE 1 -- BASIS OF PRESENTATION:

     The information presented for December 31, 2000, and for the three-month and the six-month periods ended December 31, 1999 and 2000, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of December 31, 2000 and the results of its operations and its cash flows for the three-month and six-month periods ended December 31, 1999 and 2000. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 2000, which were included as part of the Company's Annual Report on Form 10-K/A.

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

NOTE 2 -- CAPITALIZED SOFTWARE DEVELOPMENT COSTS:

     The Company capitalizes software development costs associated with a new product pursuant to SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Such costs are capitalized only after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life of three years. Amortization of capitalized software development costs ($639,000 for each of the six months ended December 31, 1999 and 2000, respectively) is charged to cost of sales. For the six months ended December 31, 1999 and 2000, the Company capitalized $0 and $1,946,000 respectively, of software development costs. All other research and development costs have been expensed.

     When events or circumstances so indicate, the Company assesses the potential impairment of its intangible assets and other long-lived assets based on anticipated undiscounted cash flows from operations. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. At December 31, 2000, no impairment was indicated.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

     Revenue. Revenue decreased by 6.3%, or $746,000, from $11,847,000 in the three months ended December 31, 1999 ("Second Quarter of Fiscal 2000") to $11,101,000 in the three months ended December 31, 2000 ("Second Quarter of Fiscal 2001"). Software and hardware sales revenue decreased by 15.1%, or $695,000, from $4,589,000 in the Second Quarter of Fiscal 2000 to $3,894,000 in the Second Quarter of Fiscal 2001. This decrease was attributable primarily to lower sales of the Acclaim product, which is primarily sold to existing customers, partially offset by an increase in sales of the CommerceCenter product, which is primarily sold to new customers. Service and support revenue decreased by 0.7%, or $51,000, from $7,258,000 in the Second Quarter of Fiscal 2000 to $7,207,000 in the Second Quarter of Fiscal 2001. This decrease was attributable primarily to a decrease in the services related to the Acclaim product, offset by an increase in e-commerce services.

     Gross profit. The Company's gross profit decreased by 5.0%, or $312,000, from $6,211,000 in the Second Quarter of Fiscal 2000 to $5,899,000 in the Second Quarter of Fiscal 2001. Gross profit margin increased from 52.4% of revenue in the Second Quarter of Fiscal 2000 to 53.1% of revenue in the Second Quarter of Fiscal 2001. Gross profit from software and hardware sales decreased by 20.7%, or $564,000, from $2,730,000 in the Second Quarter of Fiscal 2000 to $2,166,000 in the Second Quarter of Fiscal 2001. Gross profit margin attributable to software and hardware sales decreased from 59.5% in the Second Quarter of Fiscal 2000 to 55.6% in the Second Quarter of Fiscal 2001. The decrease in such gross profit and gross profit margin was attributable primarily to a decrease in sales volume and the relatively fixed nature of certain costs that are spread over a smaller sales base. Gross profit from service and support revenue increased by 7.2%, or $252,000, from $3,481,000 in the Second Quarter of Fiscal 2000to $3,733,000 in the Second Quarter of Fiscal 2001. Gross profit margin attributable to service and support revenue increased from 48.0% of service and support revenue in the Second Quarter of Fiscal 2000 to 51.8% of service and support revenue in the Second Quarter of Fiscal 2001. The increase in such gross profit and gross profit margin was attributable primarily to the efficiencies gained by web-based support as opposed to manual telephone support, and higher margins on the Company's e-commerce services.

     Sales and marketing expenses. Sales and marketing expenses decreased by 10.4%, or $311,000, from $3,004,000 in the Second Quarter of Fiscal 2000 to $2,693,000 in the Second Quarter of Fiscal 2001, and decreased as a percentage of revenue from 25.4% to 24.3%, respectively. Such expenses decreased in absolute dollars and as a percentage of revenue due primarily to decreased marketing costs.

     Research and development expenses. Research and development expenses increased by 2.8%, or $48,000, from $1,698,000 in the Second Quarter of Fiscal 2000 to $1,746,000 in the Second Quarter of Fiscal 2001, and increased as a percentage of revenue from 14.3% to 15.7%, respectively. Research and development expenses increased in absolute dollars and as a percentage of revenue due primarily to an increase in salaries.

     General and administrative expenses. General and administrative expenses increased by 22.6%, or $222,000, from $981,000 in the Second Quarter of Fiscal 2000 to $1,203,000 in the Second Quarter of Fiscal 2001, and increased as a percentage of revenue from 8.3% to 10.8%, respectively. General and administrative expenses increased in absolute dollars and as a percentage of revenue due primarily to increased salaries and professional services.

     Income taxes. The Company's effective tax rate was 33.9% and 36.0% in the Second Quarter of Fiscal 2000 and 2001, respectively.

     SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2000

     Revenue. Revenue decreased by 8.6%, or $1,824,000, from $21,133,000 in the first six months of fiscal 2000 to $19,309,000 in the first six months of fiscal 2001. Software and hardware sales revenue decreased by 24.4%, or $1,836,000 from $7,527,000 in the first six months of fiscal 2000 to $5,691,000 in the first six months of fiscal 2001. This decrease was attributable primarily to lower sales of the Acclaim product, which is primarily sold to existing customers, partially offset by an increase in sales of the CommerceCenter product, which is primarily sold to new customers. Service and support revenue remained relatively constant, increasing by 0.1%, or $12,000, from $13,606,000 in the first six months of fiscal 2000 to $13,618,000 in the first six months of fiscal 2001. This slight increase was attributable primarily to an increase in e-commerce services, offset by a decrease in services related to the Acclaim product.

     Gross profit. The Company's gross profit decreased by 8.7%, or $853,000, from $9,812,000 in the first six months of fiscal 2000 to $8,959,000 in the first six months of fiscal 2001. Gross profit margin remained the same at 46.4% of revenue in the first six months of fiscal

2000 and in the first six months of fiscal 2001. Gross profit from software and hardware sales decreased by 32.5%, or $1,213,000, from $3,735,000 in the first six months of fiscal 2000 to $2,522,000 in the first six months of fiscal 2001. Gross profit margin attributable to software and hardware sales decreased from 49.6% in the first six months of fiscal 2000 to 44.3% in the first six months of fiscal 2001. The decrease in such gross profit and gross profit margin was attributable primarily to a decrease in sales volume and the relatively fixed nature of certain costs that are spread over a smaller sales base. Gross profit from service and support revenue increased by 5.9%, or $360,000, from $6,077,000 in the first six months of fiscal 2000 to $6,437,000 in the first six months of fiscal 2001. Gross profit margin attributable to service and support revenue increased from 44.7% of service and support revenue in the first six months of fiscal 2000 to 47.3% of service and support revenue in the first six months of fiscal 2001. The increase in such gross profit and gross profit margin was attributable primarily to the efficiencies gained by web-based support as opposed to manual telephone support, and higher margins on the Company's e-commerce services.

     Sales and marketing expenses. Sales and marketing expenses decreased by 4.5%, or $246,000, from $5,500,000 in the first six months of fiscal 2000 to $5,254,000 in the first six months of fiscal 2001, and increased as a percentage of revenue from 26.0% to 27.2%, respectively. Such expenses decreased in absolute dollars due to decreased marketing costs. Such expenses increased as a percentage of revenue due primarily to lower sales volume.

     Research and development expenses. Research and development expenses increased by 3.0%, or $102,000, from $3,416,000 in the first six months of fiscal 2000 to $3,518,000 in the first six months of fiscal 2001, and increased as a percentage of revenue from 16.2% to 18.2%, respectively. Research and development expenses increased in absolute dollars and as a percentage of revenue due primarily to an increase in salaries and contract services utilized in the first six months of fiscal 2001 as the Company continues to invest in product development.

     General and administrative expenses. General and administrative expenses increased by 34.4%, or $622,000, from $1,807,000 in the first six months of fiscal 2000 to $2,429,000 in the first six months of fiscal 2001, and increased as a percentage of revenue from 8.6% to 12.6%, respectively. General and administrative expenses increased in absolute dollars and as a percentage of revenue due to increased professional services and salaries.

     Income taxes. The Company's effective tax rate was 34.1% and 36.0% in the first six months of fiscal 2000 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has funded its operations primarily from cash generated by operations and available cash, including funds raised in the Company's initial public offering completed in March 1994. The Company's cash flow provided by operations was $2,670,000 and $2,692,000 for the six months ended December 31, 1999 and 2000, respectively.

     The Company's working capital was $17,021,000 at December 31, 2000.

     The Company invested $708,000 and $1,696,000 in capital equipment and leasehold improvements and $0 and $1,946,000 for software development costs in the six months ended

December  31,  1999  and  2000,  respectively.   There  are  no  other  material
commitments for capital expenditures currently outstanding.

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

                            PART II OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its Annual Meeting of Stockholders on January 25, 2001.

     There were 3,621,008 shares present at the meeting in person or by proxy. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

Nominee                                       For               Withheld
-------                                       ---               --------

John E. Meggitt, Ph.D.                     3,543,691             77,317
Charles L. Boyle, III                      3,543,691             77,317
Dorothy M. Meggitt                         3,543,691             77,317
David D. Gathman                           3,543,691             77,317
Daniel J. Malcolm                          3,543,691             77,317

     A vote was taken on the proposal to amend the Company's 1993 Stock Plan, as amended, to increase the maximum number of shares of Common Stock available for issuance under such plan from 1,000,000 to 1,200,000 shares and to reserve an additional 200,000 shares of Common Stock of the Company for issuance upon the exercise of stock options granted or for the issuance of stock purchase rights under such plan. Of the 3,621,008 shares present at the meeting in person or by proxy, 2,440,694 shares were voted in favor of such proposal, 82,496 shares were voted against such proposal, and 1,930 shares abstained from voting.

     Additionally, a vote was taken on the proposal to amend the Company's 1997 Employee Stock Purchase Plan, as amended, to increase the maximum number of shares of Common Stock available for purchase under such plan from 100,000 to 200,000 shares and to reserve an additional 100,000 shares of Common Stock of the Company for issuance upon the purchase of stock under such plan. Of the 3,621,008 shares present at the meeting in person or by proxy, 2,511,873 shares were voted in favor of such proposal, 11,417 shares were voted against such proposal, and 1,830 shares abstained from voting.

     Finally, a vote was taken on the proposal to ratify the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending June 30, 2001. Of the 3,621,008 shares present at the meeting in person or by proxy, 3,615,882 shares were voted in favor of such proposal, 3,699 shares were voted against such proposal, and 1,427 shares abstained from voting.

ITEM 6. EXHIBITS.

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



                                                  Prophet 21, Inc.




DATE:  February 14, 2001                          By: /s/ Charles L. Boyle
                                                     -------------------------
                                                  Charles L. Boyle, III,
                                                  President and Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)




DATE:  February 14, 2001                          By: /s/ Thomas M. Giuliani
                                                     -------------------------
                                                  Thomas M. Giuliani,
                                                  Chief Financial Officer
                                                  and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)