Form 10-Q
period 2001-03-31
PROPHET 21 INC
filed 2001-05-14
CIK 917823

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                           Commission File No. 0-23306


                                PROPHET 21, INC.
                        -------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                   23-2746447
--------------------------------------   ---------------------------------------
   (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
    of Incorporation or Organization)

19 West College Ave., Yardley, Pennsylvania                                19067
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                           (Zip Code)

                                 (215) 493-8900
                             ----------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes:   X                       No:
                       -----                        -----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of May 1, 2001:

                Class                                      Number of Shares
                -----                                      ----------------
    Common Stock, $.01 par value                               3,760,456

                        PROPHET 21, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----


PART I FINANCIAL INFORMATION...................................................1

       Item 1.  Financial Statements...........................................1

         Consolidated Balance Sheets
         as of June 30, 2000 and March 31, 2001 (unaudited)....................2

         Consolidated Statements of Operations (unaudited)
         for the three months and the nine months ended
         March 31, 2000 and 2001...............................................3

         Consolidated Statements of Cash Flows (unaudited)
         for the nine months ended March 31, 2000 and 2001.....................4

         Notes to Consolidated Financial Statements (unaudited)................5

       Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition..................6

PART II OTHER INFORMATION.....................................................11

       Item 4.  Submission of Matters to a Vote of Security Holders...........11

       Item 6.  Exhibits and Reports on Form 8-K..............................11

SIGNATURES....................................................................12

                          PART I FINANCIAL INFORMATION
                          Item 1. Financial Statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Amounts)

                                                                            June 30,          March 31,
                                                                              2000               2001
                                                                          ------------    --------------
ASSETS                                                                                      (Unaudited)
Current assets:
    Cash and cash equivalents......................................      $       8,219    $       8,152
    Marketable securities..........................................              2,415            4,419
    Accounts receivable, net of allowance for
       doubtful accounts of $398 and $517, respectively............             12,869            8,205
    Advanced billings..............................................              2,084            2,238
    Inventories....................................................                698              799
    Deferred income taxes..........................................                711              806
    Prepaid and other current assets...............................                978            1,268
                                                                        --------------    --------------
         Total current assets......................................             27,974           25,887
Long-term marketable securities....................................              4,620            1,250
Equipment and improvements, net....................................              3,078            3,885
Software development costs, net....................................              1,233            3,592
Other assets.......................................................                268              165
                                                                         --------------   --------------
         Total assets..............................................      $      37,173    $      34,779
                                                                         ==============   ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable...............................................      $       2,385    $       2,560
    Accrued expenses and other liabilities ........................              1,714            1,478
    Commissions payable............................................                549              299
    Taxes payable..................................................                819                0
    Profit sharing plan contribution payable ......................                158                1
    Deferred income ...............................................              3,697            4,031
                                                                         --------------   --------------
         Total current liabilities ................................              9,322            8,369
                                                                         --------------   --------------
Deferred income taxes..............................................                244              244
                                                                         --------------   --------------
Commitments and contingent liabilities
Stockholders' equity:
       Preferred stock -- $0.01 par value, 1,500,000 shares
         authorized; no shares issued or outstanding...............                 --               --
       Common stock -- $0.01 par value, 10,000,000 shares authorized;
         4,320,808 and 4,358,296 shares issued, respectively;
         3,720,818 and 3,758,306 shares
         outstanding, respectively.................................                 43               44
    Additional paid-in capital.....................................             11,764           11,988
    Retained earnings .............................................             19,935           18,324
    Accumulated other comprehensive loss...........................               (121)            (176)
    Treasury stock at cost, 599,990 shares.........................             (4,014)          (4,014)
                                                                         --------------   --------------
         Total stockholders' equity ...............................             27,607           26,166
                                                                         --------------   --------------
         Total liabilities and stockholders' equity ...............      $      37,173    $      34,779
                                                                         ==============   ==============

   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                     For the Three Months                For the Nine Months
                                                        Ended March 31,                    Ended March 31,
                                                -------------------------------  --------------------------------
                                                     2000             2001              2000             2001
                                                --------------  ---------------  ----------------  ---------------
Revenue:
   Software and hardware sales...........      $       4,845     $       3,372    $      12,372     $       9,063
   Service and support...................              6,696             7,364           20,302            20,982
                                                --------------  ---------------  ----------------  ---------------
                                                      11,541            10,736           32,674            30,045
                                                --------------  ---------------  ----------------  ---------------
Cost of revenue:
   Software and hardware sales...........              1,830             1,720            5,622             4,889
   Service and support...................              3,530             3,393           11,059            10,574
                                                --------------  ---------------  ----------------  ---------------
                                                       5,360             5,113           16,681            15,463
                                                --------------  ---------------  ----------------  ---------------
       Gross profit......................              6,181             5,623           15,993            14,582
                                                --------------  ---------------  ----------------  ---------------
Operating expenses:
   Sales and marketing...................              2,906             3,782            8,406             9,036
   Research and development..............              1,623             1,526            5,039             5,044
   General and administrative............              1,244             1,144            3,051             3,573
                                                --------------  ---------------  ----------------  ---------------
                                                       5,773             6,452           16,496            17,653
                                                --------------  ---------------  ----------------  ---------------
       Operating income (loss)...........                408              (829)            (503)           (3,071)
Interest income..........................                103               173              248               554
                                                --------------  ---------------  ----------------  ---------------
Income (loss) before taxes...............                511              (656)            (255)           (2,517)
Provision (benefit) for income taxes.....                174              (236)             (87)             (906)
                                                --------------  ---------------  ----------------  ---------------

Net income (loss)........................      $         337     $        (420)   $        (168)    $      (1,611)
                                                ==============  ===============  ================  ===============
Basic earnings (loss) per share:
Net income (loss) per share..............      $        0.09     $       (0.11)   $       (0.05)            (0.43)
                                                ==============  ===============  ================  ===============
Weighted average common
   shares outstanding....................              3,618             3,743            3,607             3,733
                                                ==============  ===============  ================  ===============

Diluted earnings (loss) per share:
Net income (loss) per share..............      $        0.08     $       (0.11)    $      (0.05)     $      (0.43)
                                                ==============  ===============  ================  ===============
Weighted average common
     and common equivalent shares
     outstanding.........................              4,020             3,743            3,607             3,733
                                                ==============  ===============  ================  ===============


   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                   Nine Months Ended March 31,
                                                                               --------------------------------
                                                                                     2000              2001
                                                                               --------------    --------------
Cash flows from operating activities:
Net loss..................................................................     $       (168)     $     (1,611)
                                                                               --------------    --------------
Adjustments to reconcile net loss to net
   cash provided by operating activities:
      Depreciation and amortization.......................................            2,156             2,080
      Provision for losses on accounts receivable.........................              444               529
Decreases (increases) in operating assets:
      Accounts receivable.................................................            5,873             4,135
      Advanced billings...................................................              130              (154)
      Inventories.........................................................             (462)             (101)
      Prepaid expenses and other current assets...........................             (231)             (385)
      Other assets........................................................               32               103
(Decreases) increases in operating liabilities:
      Accounts payable....................................................           (1,083)              175
      Accrued expenses....................................................           (1,141)             (486)
      Taxes payable.......................................................             (757)             (819)
      Profit sharing plan contribution payable............................             (402)             (157)
      Deferred income.....................................................              234               334
                                                                               --------------    --------------
      Total adjustments...................................................            4,793             5,254
                                                                               --------------    --------------
Net cash provided by operating activities.................................            4,625             3,643
                                                                               --------------    --------------
Cash flows from investing activities:
   Purchases of equipment and improvements, net...........................           (1,048)           (1,988)
   Software development costs.............................................               --            (3,218)
   Purchase of marketable securities......................................           (2,495)           (1,500)
   Maturity of marketable securities......................................               --             2,825
                                                                               --------------    --------------
Net cash used by investing activities.....................................           (3,543)           (3,881)
                                                                               --------------    --------------
Cash flows from financing activities:
   Stock options exercised................................................              145                45
   Employee stock purchase plan...........................................              159               179
                                                                               --------------    --------------
Net cash provided by financing activities.................................              304               224
                                                                               --------------    --------------
Effect of exchange rate changes on cash...................................               --               (53)
                                                                               --------------    --------------
Net increase (decrease) in cash and cash equivalents......................            1,386               (67)
Cash and cash equivalents at beginning of period..........................            2,520             8,219
                                                                               --------------    --------------
Cash and cash equivalents at end of period................................     $      3,906      $      8,152
                                                                               --------------    --------------
Supplemental cash flow disclosures:
   Income taxes paid......................................................     $        646      $        322
                                                                               ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 -- BASIS OF PRESENTATION:

     The information presented for March 31, 2001, and for the three-month and the nine-month periods ended March 31, 2000 and 2001, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2001 and the results of its operations and its cash flows for the three-month and nine-month periods ended March 31, 2000 and 2001. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 2000, which were included as part of the Company's Annual Report on Form 10-K/A.

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

NOTE 2 -- CAPITALIZED SOFTWARE DEVELOPMENT COSTS:

     The Company capitalizes software development costs associated with a new product pursuant to SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Such costs are capitalized only after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life of three years. Amortization of capitalized software development costs ($959,000 and $859,000 for each of the nine months ended March 31, 2000 and 2001, respectively) is charged to cost of sales. For the nine months ended March 31, 2000 and 2001, the Company capitalized $0 and $3,218,000 respectively, of software development costs. All other research and development costs have been expensed.

     When events or circumstances so indicate, the Company assesses the potential impairment of its intangible assets and other long-lived assets based on anticipated undiscounted cash flows from operations. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. At March 31, 2001, no impairment was indicated.

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

     A significant portion of the Company's revenue is derived from the sale of either Prophet 21 Acclaim or Prophet 21 CommerceCenter software solutions. Other sources of revenue include: customer support maintenance contracts, equipment maintenance (when purchased via Prophet 21), the sale of professional services and optional third-party software products. Each Prophet 21 Acclaim solution may include the Prophet 21 Acclaim software, an IBM RISC System/6000 computer, various optional third-party software products and hardware components, training, support and installation. Each Prophet 21 CommerceCenter solution may include the Prophet 21 CommerceCenter software, training and support. The Company develops a variety of educational tools and programs to train customers in the Prophet 21 systems. Such programs include interactive computer-based training, video training and remote training. The Company's cost of revenue consists principally of the costs of hardware components, customer support, installation and training and, to a lesser extent, third-party software.

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

     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects,""may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to the computer industry; (ii) the availability of components and parts from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to protect its intellectual property; (v) potential infringement claims against the Company for its software development products; (vi) the Company's ability to obtain customer maintenance contracts at current levels; and (vii) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     REVENUE. Revenue decreased by 7.0%, or $805,000, from $11,541,000 in the three months ended March 31, 2000 ("Third Quarter of Fiscal 2000") to $10,736,000 in the three months ended March 31, 2001 ("Third Quarter of Fiscal 2001"). Software and hardware sales revenue decreased by 30.4%, or $1,473,000, from $4,845,000 in the Third Quarter of Fiscal 2000 to $3,372,000 in the Third Quarter of Fiscal 2001. This decrease was attributable primarily to lower sales of the Acclaim and CommerceCenter products, due to a softness in the market. Service and support revenue increased by 10.0%, or $668,000, from $6,696,000 in the Third Quarter of Fiscal 2000 to $7,364,000 in the Third Quarter of Fiscal 2001. This increase was attributable primarily to increases in sales of the Company's e-business products and other professional services.

     GROSS PROFIT. The Company's gross profit decreased by 9.0%, or $558,000, from $6,181,000 in the Third Quarter of Fiscal 2000 to $5,623,000 in the Third Quarter of Fiscal 2001. Gross profit margin decreased from 53.6% of revenue in the Third Quarter of Fiscal 2000 to 52.4% of revenue in the Third Quarter of Fiscal 2001. Gross profit from software and hardware sales decreased by 45.2%, or $1,363,000, from $3,015,000 in the Third Quarter of Fiscal 2000 to $1,652,000
in the Third Quarter of Fiscal 2001. Gross profit margin attributable to software and hardware sales decreased from 62.2% in the Third Quarter of Fiscal 2000 to 49.0% in the Third Quarter of Fiscal 2001. The decrease in such gross profit and gross profit margin was attributable primarily to a change in the sales mix as compared to year ago. Gross profit from service and support revenue increased by 25.4%, or $805,000, from $3,166,000 in the Third Quarter of Fiscal 2000 to $3,971,000 in the Third Quarter of Fiscal 2001. Gross profit margin attributable to service and support revenue increased from 47.3% of service and support revenue in the Third Quarter of Fiscal 2000 to 53.9% of service and support revenue in the Third Quarter of Fiscal 2001. The increase in such gross profit and gross profit margin was attributable primarily to the efficiencies gained by web-based support as opposed to manual telephone support, and higher margins on the Company's e-commerce services.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses increased by 30.1%, or $876,000, from $2,906,000 in the Third Quarter of Fiscal 2000 to $3,782,000 in the Third Quarter of Fiscal 2001, and increased as a percentage of revenue from 25.2% to 35.2%, respectively. Such expenses increased in absolute dollars and as a percentage of revenue due primarily to increased costs associated with the Company's User's Conference during the quarter.

     RESEARCH  AND  DEVELOPMENT  EXPENSES.  Research  and  development  expenses decreased by 6.0%, or $97,000, from $1,623,000 in the Third Quarter of Fiscal 2000 to $1,526,000 in the Third Quarter of Fiscal 2001, and increased slightly as a percentage of revenue 14.1% to 14.2%, respectively. Research and development expenses decreased in absolute dollars due primarily to decreased costs related to the reduction of outside services. Research and development expenses increased slightly as percentage of revenue due to decreased sales volume.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by 8.0%, or $100,000, from $1,244,000 in the Third Quarter of Fiscal 2000 to $1,144,000 in the Third Quarter of Fiscal 2001, and decreased slightly as a percentage of revenue from 10.8% to 10.7%, respectively. General and administrative expenses decreased in absolute dollars and as a percentage of revenue due primarily to decreased costs related to bad debts.

     INCOME TAXES. The Company's effective tax rate was 34.0% and 36.0% in the Third Quarter of Fiscal 2000 and 2001, respectively.

     NINE MONTHS  ENDED MARCH 31, 2000  COMPARED TO NINE MONTHS  ENDED MARCH 31,
2001

     REVENUE. Revenue decreased by 8.0%, or $2,629,000, from $32,674,000 in the first nine months of fiscal 2000 to $30,045,000 in the first nine months of fiscal 2001. Software and hardware sales revenue decreased by 26.7%, or $3,309,000, from $12,372,000 in the first nine months of fiscal 2000 to $9,063,000 in the first nine months of fiscal 2001. This decrease was attributable primarily to lower sales of the Acclaim product, which is primarily sold to existing customers. Service and support increased by 3.3%, or $680,000, from $20,302,000 in the first nine months of fiscal 2000 to $20,982,000 in the first nine months of fiscal 2001. This increase was attributable primarily to an increase in e-commerce services, offset by a decrease in services related to the Acclaim product.

     GROSS PROFIT. The Company's gross profit decreased by 8.8%, or $1,411,000, from $15,993,000 in the first nine months of fiscal 2000 to $14,582,000 in the first nine months of fiscal 2001. Gross profit margin decreased from 48.9% of revenue in the first nine months of fiscal 2000 to 48.5% in the first nine months of fiscal 2001. Gross profit from software and hardware sales decreased by 38.2%, or $2,576,000, from $6,750,000 in the first nine months of fiscal 2000 to $4,174,000 in the first nine months of fiscal 2001. Gross profit margin attributable to software and hardware sales decreased from 54.6% in the first nine months of fiscal 2000 to 46.1% in the first nine months of fiscal 2001. The decrease in such gross profit and gross profit margin was attributable primarily to a change in the sales mix and a decrease in sales volume and the relatively fixed nature of certain costs that are spread over a smaller sales base. Gross profit from service and support revenue increased by 12.6%, or $1,165,000, from $9,243,000 in the first nine months of fiscal 2000 to $10,408,000 in the first nine months of fiscal 2001. Gross profit margin attributable to service and support revenue increased from 45.5% of service and support revenue in the first nine months of fiscal 2000 to 49.6% of service and support revenue in the first nine months of fiscal 2001. The increase in such gross profit and gross profit margin was attributable primarily to the efficiencies gained by web-based support as opposed to manual telephone support, and higher margins on the Company's e-commerce services.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses increased by 7.5%, or $630,000, from $8,406,000 in the first nine months of fiscal 2000 to $9,036,000 in the first nine months of fiscal 2001, and increased as a percentage of revenue from 25.7% to 30.1%, respectively. Such expenses increased in absolute dollars and as a percentage of revenue due primarily to increased costs associated with the Company's User's Conference during the Third Quarter of fiscal 2001.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses remained relatively constant increasing by 0.1%, or $5,000, from $5,039,000 in the first nine months of fiscal 2000 to $5,044,000 in the first nine months of fiscal 2001, and increased as a percentage of revenue from 15.4% to 16.8%, respectively. Research and development expenses increased in absolute dollars and as a percentage of revenue due primarily to an increase in salaries offset by decreased contract services utilized in the first nine months of fiscal 2001.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 17.1%, or $522,000, from $3,051,000 in the first nine months of fiscal 2000 to $3,573,000 in the first nine months of fiscal 2001, and increased as a percentage of revenue from 9.3% to 11.9%, respectively. General and administrative expenses increased in absolute dollars and as a percentage of revenue due to increased professional services and salaries.

     INCOME TAXES. The Company's effective tax rate was 34.1% and 36.0% in the first nine months of fiscal 2000 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has funded its operations primarily from cash generated by operations and available cash, including funds raised in the Company's initial public offering completed in March 1994. The Company's cash flow provided by operations was $4,625,000 and $3,643,000 for the nine months ended March 31, 2000 and 2001, respectively.

     The Company's working capital was $18,652,000 and $17,518,000 at June 30, 2000 and March 31, 2001, respectively.

     The Company invested $1,048,000 and $1,988,000 in capital equipment and leasehold improvements and $0 and $3,219,000 for software development costs in the nine months ended March 31, 2000 and 2001, respectively. There are no other material commitments for capital expenditures currently outstanding.

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

                           PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its Annual Meeting of Stockholders on January 25, 2001.

     There were 3,621,008 shares present at the meeting in person or by proxy. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

Nominee                                  For                     Withheld
-------                              -----------                ----------

John E. Meggitt, Ph.D.                3,543,691                   77,317
Charles L. Boyle, III                 3,543,691                   77,317
Dorothy M. Meggitt                    3,543,691                   77,317
David D. Gathman                      3,543,691                   77,317
Daniel J. Malcolm                     3,543,691                   77,317


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



                                                 Prophet 21, Inc.




DATE:  May 14, 2001                              By:  /s/ Charles L. Boyle
                                                    ----------------------
                                                 Charles L. Boyle, III,
                                                 President and Chief
                                                 Executive Officer
                                                 (Principal Executive Officer)




DATE:  May 14, 2001                              By:  /s/ Thomas M. Giuliani
                                                     -----------------------
                                                 Thomas M. Giuliani,
                                                 Chief Financial Officer
                                                 and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)