Form 10-K
period 2001-06-30
PROPHET 21 INC
filed 2001-09-27
CIK 917823

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001
                         Commission file number 0-23306

                                PROPHET 21, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)


        Delaware                                         23-2746447
---------------------------------           ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

19 West College Avenue, Yardley, Pennsylvania                              19067
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


                                 (215) 493-8900
                       -----------------------------------
                             (Registrant's Telephone
                             Number, Including Area
                                     Code)


           Securities registered pursuant to Section 12(b) of the Act:


                                                       Name of each exchange
Title of each class                                     on which registered
-----------------------------                      -----------------------------

-----------------------------                      -----------------------------

-----------------------------                      -----------------------------

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

                Yes:  X                        No:
                    -----                         -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $11,118,611 at August 31, 2001 based on the last sales price on that date.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of August 31, 2001:

Class                                                    Number of Shares
-----                                                    ----------------

Common Stock, $.01 par value                             3,783,646


     The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS
                                -----------------

               Item                                                         Page
               ----                                                         ----

PART I    1.   Business.......................................................1

          2.   Properties.....................................................7

          3.   Legal Proceedings..............................................7

          4.   Submission of Matters to a Vote of Security Holders............7


PART II   5.   Market for the Company's Common Equity
               and Related Stockholder Matters................................8

          6.   Selected Financial Data........................................9

          7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations ..........................10

          7A.  Quantitative and Qualitative Disclosures
               About Market Risk.............................................15

          8.   Financial Statements and Supplementary Data...................15

          9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...........................15


PART III  10.  Directors and Executive Officers of the Company...............16

          11.  Executive Compensation........................................16

          12.  Security Ownership of Certain Beneficial Owners
               and Management................................................16

          13.  Certain Relationships and Related Transactions................16

PART IV   14.  Exhibits, Financial Statement Schedule,
                   and Reports on Form 8-K...................................17

SIGNATURES...................................................................18

EXHIBIT INDEX................................................................20

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE.....................F-1

                                     PART I


Item 1.    BUSINESS.

GENERAL

     Since 1967, Prophet 21 has provided durable goods distributors with innovative, adaptive solutions essential for running their businesses. With more than 2,000 customers and 70,000 users conducting over $35 billion in highly complex supply chain transactions annually, Prophet 21 is a true business partner, helping companies of all sizes leverage technologies and maintain a competitive advantage. Through its business technologies and services, Prophet 21 seeks to streamline customers' business processes and reduce transaction costs to maximize profit and growth.

     Prophet 21 offers  enterprise  software  solutions  for  Microsoft  Windows
NT/Windows 2000 and UNIX. Prophet 21's enterprise software solutions provide organizations with powerful, customizable applications designed to improve customer service and maximize their return on investment. In addition, the Company offers an Internet trading network that streamlines the commerce process between distributors, their manufacturers/suppliers, and customers. All Prophet 21 solutions are backed by a host of professional services.

     Prophet 21 markets its products and services to approximately 50,000 of the approximately 120,000 durable goods distributors and wholesalers operating in the United States and Canada and, as of June 30, 2001, has sold approximately 2,800 systems across the United States and Canada. The Company's customers vary in size from small distributors with a few users to larger companies with several hundred users linking multiple geographically dispersed branches. The Company sells its Prophet 21 CommerceCenter and Prophet 21 Acclaim solutions through its 40 person direct sales force located in sales and service offices throughout the United States to a wide range of industry segments including industrial manufacturer, repair and operations (MRO), electrical equipment, plumbing supplies/heating, ventilation and air conditioning (HVAC), fasteners, and others.

     The Company is a holding company incorporated in Delaware in December 1993. The principal operations of the Company are conducted through its indirect wholly-owned subsidiary, Prophet 21 (New Jersey), Inc., a New Jersey corporation incorporated in 1967 under the name Programmed Control Corporation.

     Prophet 21 and Prophet 21 Acclaim are registered trademarks of the Company. All other trademarks and trade names referred to in this Form 10-K are the property of the respective owners and are not the property of the Company.

TRADING PARTNER CONNECT

     In April 2000, Prophet 21 announced its next phase of e-business with Trading Partner Connect. The venture is aimed at streamlining the commerce process of this heavily fragmented marketplace through promoting collaborative commerce among manufacturers, distributors and customers, as well as establishing interconnectivity with leading Internet trading communities.

     Fully interoperable with CommerceCenter or Acclaim, Trading Partner Connect serves to preserve and enhance collaborative commerce among trading partners and streamline the procurement process between distributors and their suppliers.

     Trading Partner Connect offers several components:

     o B2B Marketplace - Provides relationship management tools and a catalog with access to millions of items

     o B2B Buyer - Streamlines the procurement process between distributors and manufacturers/suppliers

     o B2B Alliance - Provides distributors with the opportunity to engage in collaborative commerce with other distributors

     o B2B Seller - Provides distributors with a fully hosted integrated Web-based storefront solution

     o    B2B  Gateway  -  Provides   interconnectivity   to  other  procurement
          platforms and trading communities

PROPHET 21 COMMERCENTER AND PROPHET 21 ACCLAIM

     Prophet 21 offers enterprise software solutions for Microsoft Windows NT/Windows 2000 and UNIX. Fully scalable, Prophet 21's enterprise software solutions provide organizations with powerful, customizable applications designed to improve customer service and maximize their return on investment. Features include order and inventory management, purchasing, pricing and promotion, supply chain optimization, financial management, customer relationship management, business analysis and reporting, e-business, and warehouse automation. In addition, solutions may be implemented onsite, or accessed via the Internet through Prophet 21's Application Service Provider
(ASP) option.

     Prophet 21 CommerceCenter is an enterprise-wide solution, extending through the supply chain, that addresses key business issues such as e-business, customer service, margin shrinkage, asset management and cash flow. The Company has designed the system to address the business management automation needs of distribution-centric companies who desire a Microsoft Backoffice product that supports Microsoft SQL Server 7.0, a leading database for the Microsoft Windows NT/Windows 2000 operating environment.

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

     Bridging the gap between the traditional marketplace and e-commerce, Acclaim offers the middleware needed to perform real-time Internet transactions 24 hours a day, 7 days a week via Prophet 21's Internet trading network, Trading Partner Connect. Acclaim should enable customers to maximize return on
investment  through  efficient,   effective  supply  chain  management;  provide
first-rate customer service; respond and adapt to changing business demands necessary to gain a competitive advantage; and harness the power of the Internet.

     Both CommerceCenter and Acclaim are comprehensive, feature-rich systems. The Company believes these systems can be installed rapidly and supported effectively because its trainers and customer support personnel have a high level of expertise with a single system. In addition, these solutions permit the Company's customers to incorporate readily the Company's periodic software enhancements. To facilitate the very specific and unique needs of its customers, the Company provides custom software modifications.

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

     Prophet 21 CommerceCenter and Prophet 21 Acclaim are open systems that allow the integration of complementary software products such as report writers, faxing software, warehouse management, forms creation and executive information systems. The Company has successfully developed seamless integration to a number of third-party products.

SALES AND MARKETING

     The Company sells its products and services through its 40 person direct sales force located in sales and service offices throughout the United States. The Executive Vice President supervises the field sales force. The Company employs a solution selling methodology with all of its sales personnel, who are trained and managed in accordance with this doctrine. The Company believes that its direct sales approach leads to long-term relationships with customers that increase customer satisfaction and provide opportunities for follow-on sales to its existing customer base. The Company believes that as the distribution industry continues to evolve and face new challenges, a knowledgeable and solutions-oriented sales force will bring great value to its customers.

     The Company's marketing strategy is to provide focused marketing on the industry segments served by the Company. The Company generates leads through telemarketing, direct mail, advertising, national and regional trade shows, and Company-sponsored seminars.

     The Company's marketing department has the responsibility of identifying the market to be served by the Company's products and services. The marketing department further guides the direction and strategy of the Company's products and services. The marketing department aggressively gathers information from the Company's customer base, distribution market, distribution-centric companies and leading supply chain consultants and industry experts. This data is then presented for consideration in regard to enhancing
current   products   and  for   creating   new  products  to  serve  new  market
opportunities.

     Prophet 21 conducts an annual summit conference to provide training, exchange of ideas, and demonstrations of new products and features. The Company also conducts regional training and support conferences.

CUSTOMERS

     The Company has, as of June 30, 2001, sold approximately 2,800 systems. The Company's customers vary in size from small distributors with a few users to large companies with several hundred users linking multiple geographically dispersed branches.

     The Company provides Prophet 21 CommerceCenter users a one-year support contract covering software support and product enhancements. After the initial year, customers can extend the support contract for a fee. As of June 30, 2001, all of the Company's active CommerceCenter customers were covered by support contracts. There can be no assurance, however, that customers will continue to enter into support contracts. Support contracts have terms of one year and continue thereafter unless terminated.

     The Company provides Prophet 21 Acclaim users a one-year hardware warranty and a 90-day software warranty. Ninety days after the sale, customers typically enter into a fee-based support contract covering software and hardware support. The Company offers software enhancements at discounted prices to customers who have active support contracts. As of June 30, 2001, approximately 85 percent of the Acclaim users were covered by support contracts following the initial warranty period. There can be no assurance, however, that customers will continue to enter into support contracts at this rate. Support contracts have an initial term of one year and continue thereafter unless terminated.

PROFESSIONAL SERVICES

     Prophet 21 measures its success by how quickly and efficiently it puts its enterprise solutions to work for its customers. Through its professional services team, the Company employs 143 consultants, educators and technical support staff dedicated to maximizing return on investment, providing the latest technology and streamlining daily operations. The professional services team understands that the key to a successful business lies not only with purchasing the right software, but also with establishing a long-term partnership with a team who has the application expertise, real world business experience and training skills to ensure a customer's financial and organizational growth.

     Once Prophet 21 receives an order, the Company provides training and consultation, including advice on how to best operate the customer's business using the Prophet 21 solutions, before the system is installed. After installation, the Company typically provides applications training at the customer's location. Customers have telephone access and Internet access to technical specialists who respond to hardware, software, and applications questions. These technical support specialists diagnose and solve technical problems and assist customers with systems integration and use. The Company tracks service reports through a state-of-the-art customer support product, which maintains current status reports as well as historical logs of customer interaction. The Company develops a variety of educational tools and programs to train customers in the Prophet 21 systems. Such programs include fully interactive computer-based training, Web-based training, video training, and nationwide instructor-based training seminars.

SOFTWARE DEVELOPMENT

     The distribution industry is characterized by changing needs and the Company's success depends, to a large extent, on its ability to continually modify and enhance its software to meet such changing needs. Eighty-one employees are directly involved in programming, software development and quality assurance. The Company places great emphasis on software development and expects to continue to introduce modifications or enhancements to its software on a periodic basis. The Company presently releases a modified or enhanced version of Prophet 21 software (Prophet 21 CommerceCenter and Prophet 21 Acclaim) approximately every eight to twelve months. The Company identifies customer and marketplace product needs by direct and frequent interaction with users of Prophet 21 software, through customer satisfaction surveys and by understanding the trends of the distribution and distribution-centric marketplace. In fiscal 2001, the Company released Prophet 21 CommerceCenter versions 8 and 8.5, which featured personal digital assistant (PDA) integration on a Palm OS platform and lot costing.

     The Company's research and development expenses were approximately $6.1 million, $6.7 million and $8.0 million in the fiscal years ended June 30, 1999, 2000 and 2001, respectively. In 1996, the Company began capitalizing certain software development costs in connection with the general release of Prophet 21 CommerceCenter. In 2000, the Company also began to capitalize certain software costs in connection with Trading Partner Connect. Such capitalized software development costs amounted to $381,000 and $3,168,000 in the fiscal years ended June 30, 2000 and 2001, respectively.

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

EMPLOYEES

     As of June 30, 2001, the Company employed 313 persons full-time, of whom 56 were engaged in sales and marketing; 143 were engaged in customer service and support, and installation; 81 were engaged in programming, software development and quality assurance; and 33 were engaged in finance, administration and management. In addition, 41 were employed on a part-time basis (17 of whom were engaged in administrative functions). None of the Company's employees are covered by collective bargaining agreements. The Company believes that it has been successful in attracting skilled personnel. Competition for experienced sales and marketing personnel and software programmers is intense. The Company's future success will depend in part on its ability to continue to attract, retain and motivate highly qualified personnel. The Company considers relations with its employees to be good.

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

ITEM 3.  LEGAL PROCEEDINGS.

     There is no material litigation pending to which the Company is a party or to which any of its property is subject. The Company is involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of pending proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with respective counsel representing the Company in such proceedings, that the resolution of these proceedings should not have a material effect on the Company's consolidated financial position or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Prior to March 1994, there was no established market for the Company's common stock. Since March 11, 1994, the Company's common stock has traded on the Nasdaq National Market ("NNM") under the symbol "PXXI."

     The following table sets forth the high and low sales prices for the common stock for each of the quarters since the quarter ended September 30, 1999 as reported on NNM. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         Quarter Ended                   High                         Low
   ----------------------          ----------------             ----------------
     September 30, 1999                $13.75                        $6.875
     December 31, 1999                 $10.25                        $5.25
     March 31, 2000                    $20.25                        $9.563
     June 30, 2000                     $25.00                       $10.891
     September 30, 2000                $19.9375                     $12.25
     December 31, 2000                 $12.875                       $4.375
     March 31, 2001                     $8.875                       $5.6875
     June 30, 2001                      $7.00                        $4.50

     As of August 31, 2001, the approximate number of holders of record of the common stock was 159 and the approximate number of beneficial holders of the common stock was 1,519.

     The Company has never declared or paid dividends on its common stock. The Company currently intends to retain any future earnings to finance the growth of the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected consolidated historical financial data of the Company as of the dates and for the periods indicated. The selected financial data set forth below for the Company as of June 30, 2000 and 2001 and for each of the years in the three year period ended June 30, 2001 are derived from the audited consolidated financial statements included elsewhere herein. The selected financial data set forth below for the Company as of June 30, 1997, 1998 and 1999 and for each of the years ended June 30, 1997 and 1998 are derived from audited consolidated financial statements not included elsewhere herein. The selected financial information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere herein. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included elsewhere in this Annual Report on Form 10-K.

                                                                  Fiscal Year Ended June 30,
                                               1997          1998          1999          2000          2001
                                               ----          ----          ----          ----          ----
                                                            (In Thousands, Except Per Share Data)

Statement of Operations Data:
Revenue:
  Software and hardware sales..........     $ 22,537      $ 30,157      $ 29,786      $ 18,014      $ 12,571
  Service and support..................       13,866        16,457        22,201        28,101        28,238
                                            --------      --------      --------      --------      --------
                                              36,403        46,614        51,987        46,115        40,809
                                            --------      --------      --------      --------      --------
Cost of revenue:
  Software and hardware sales..........       12,407        15,805        11,866         8,792         7,241
  Service and support..................        6,836         8,596        12,783        14,971        13,975
                                            --------      --------      --------      --------      --------
                                              19,243        24,401        24,649        23,763        21,216
                                            --------      --------      --------      --------      --------
    Gross profit.......................       17,160        22,213        27,338        22,352        19,593
                                            --------      --------      --------      --------      --------
Operating expenses:
  Sales and marketing..................        8,306        10,078        12,559        11,598        11,769
  Research and development.............        3,001         3,811         6,109         6,700         8,000
  General and administrative...........        2,667         3,098         3,899         4,346         4,954
                                            --------      --------      --------      --------      --------
    Total operating expenses...........       13,974        16,987        22,567        22,644        24,723
                                            ---------     --------      --------      --------      --------
    Operating income (loss)............        3,186         5,226         4,771          (292)       (5,130)
Interest income........................          376           304           286           397          700
                                            --------      --------      --------      --------      --------
    Income (loss) before taxes.........        3,562         5,530         5,057           105        (4,430)
Provision (benefit) for income taxes...        1,275         1,991         1,664          (491)       (2,278)
                                            --------      --------      --------      --------      --------
    Net income (loss)..................     $  2,287      $  3,539      $  3,393      $    596      $ (2,152)
                                            ========      ========      ========      ========      ========

Basic earnings (loss) per share:
 Net income (loss) per share...........     $   0.60      $   0.98      $   0.92      $   0.16      $  (0.58)
                                            ========      ========      ========      ========      ========
Weighted average common
  shares outstanding...................        3,813         3,601         3,705         3,627         3,739
                                            ========      ========      ========      ========      ========
Diluted earnings (loss) per share:
 Net income (loss) per share...........     $   0.60      $   0.90      $   0.85      $   0.15      $  (0.58)
                                            ========      ========      ========      ========      ========
 Weighted average common and
   common equivalent shares
   outstanding.........................        3,838         3,928         3,990         3,913         3,739
                                            ========      ========      ========      ========      ========

Balance Sheet Data
(at period end):
Working capital........................     $ 11,699      $ 15,765      $ 18,306      $ 18,652      $ 18,966
Total assets...........................       27,660        34,548        36,475        37,173        38,273
Stockholders' equity...................       18,743        23,789        26,019        27,607        25,811

---------------------
Note: Certain items in prior years' financial statements have been reclassified for comparative purposes. See "Note 1. Summary of Significant Accounting Policies" to the audited consolidated financial statements included elsewhere herein.

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

     A significant portion of the Company's revenue is derived from the sale of either Prophet 21 CommerceCenter or Prophet 21 Acclaim software solutions. Other sources of revenue include: customer support maintenance contracts, equipment maintenance (when purchased via Prophet 21), the sale of professional services, and optional third-party software products. Each Prophet 21 Acclaim solution includes the Prophet 21 Acclaim software, an IBM RISC System/6000 computer, various optional third-party software products and hardware components, training, support and installation. Each Prophet 21 CommerceCenter solution includes the Prophet 21 CommerceCenter software, training and support. The Company develops a variety of educational tools and programs to train customers in the Prophet 21 systems. Such programs include interactive computer-based training, video training and remote training. The Company's cost of revenue consists principally of the costs of hardware components, customer support, installation and training and, to a lesser extent, third-party software.

     Prophet 21 CommerceCenter utilizes the Microsoft Windows NT/Windows 2000 operating environment. Prophet 21 CommerceCenter is targeted for companies looking to solve their distribution-centric business requirements with the Microsoft Windows NT/Windows 2000 operating environment. These companies desire a solution that provides a transaction-intensive sales order management and inventory management solution to meet their customer service needs. They also require a solution that integrates with an accounting solution and can be implemented in a cost-effective manner. The Prophet 21 CommerceCenter product is suitable for distribution-oriented companies, as well as businesses that have a distribution component of their own.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of revenue and the percentage change in the dollar amount of such data compared to the prior comparable period:

                                                              Percentage of Revenue
                                                              ---------------------
                                                                Fiscal Year Ended
                                                                      June 30,
                                                -----------------------------------------------
                                                    1999              2000               2001
                                                    ----              ----               ----
Revenue:
  Software and hardware sales..............         57.3%             39.1%              30.8%
  Service and support......................         42.7              60.9               69.2
                                                  ------            ------             ------
                                                   100.0             100.0              100.0
                                                  ------            ------             ------
Cost of revenue:
  Software and hardware sales..............         22.8              19.1               17.7
  Service and support......................         24.6              32.5               34.3
                                                  ------            ------             ------
                                                    47.4              51.6               52.0
                                                  ------            ------             ------
     Gross profit..........................         52.6              48.4               48.0
                                                  ------            ------             ------
Operating expenses:
  Sales and marketing......................         24.1              25.2               28.9
  Research and development.................         11.8              14.5               19.6
  General and administrative...............          7.5               9.4               12.1
                                                  ------            ------             ------
     Total operating expenses..............         43.4              49.1               60.6
                                                  ------            ------             ------
     Operating income (loss)...............          9.2              (0.7)             (12.6)
Interest income............................          0.6               0.9                1.7
                                                  ------            ------             ------
     Income (loss) before income taxes.....          9.8               0.2              (10.9)
Provision (benefit) for income taxes.......          3.2              (1.1)              (5.6)
                                                  ------            ------             ------
     Net income (loss).....................          6.6%              1.3%              (5.3)%
                                                  ======            ======             ======

     Fiscal Year Ended June 30, 2001 Compared to Fiscal Year Ended June 30, 2000

     Revenue. Revenue decreased by 11.5%, or $5,306,000, from $46,115,000 in fiscal 2000 to $40,809,000 in fiscal year 2001. Software and hardware sales revenue decreased by 30.2%, or $5,443,000, from $18,014,000 in fiscal 2000 to $12,571,000 in fiscal year 2001. This decrease was attributable primarily to lower sales of the Acclaim and CommerceCenter products due to a softness in the market. Service and support revenue increased by 0.5%, or $137,000, from $28,101,000 in fiscal 2000 to $28,238,000 in fiscal year 2001. This increase was attributable primarily to an increase in e-commerce services, offset by a decrease in services related to the Acclaim product.

     Gross profit. The Company's gross profit decreased by 12.3%, or $2,759,000, from $22,352,000 in fiscal 2000 to $19,593,000 in fiscal year 2001. Gross profit margin decreased from 48.4% of revenue in fiscal 2000 to 48.0% of revenue in fiscal 2001. Gross profit from software and hardware sales decreased by 42.2%, or $3,892,000, from $9,222,000 in fiscal 2000 to $5,330,000 in fiscal year 2001.
Gross profit margin attributable to software and hardware sales decreased from 51.2% in fiscal 2000 to 42.4% in fiscal year 2001. The decrease in such gross profit and gross profit margin was attributable primarily to a decrease in sales volume and the relatively fixed nature of certain costs that are spread over a smaller sales base. Gross profit from service and support revenue increased by 8.6%, or $1,133,000, from $13,130,000 in fiscal 2000 to $14,263,000 in fiscal year 2001. Gross profit margin attributable to service and support revenue increased from 46.7% of service and support revenue in fiscal 2000 to 50.5% of service and support revenue in fiscal 2001. The increase in such gross profit and gross profit margin was attributable primarily to the efficiencies gained by web-based support as opposed to manual telephone support, and higher margins on the Company's e-commerce services.

     Sales and marketing expenses. Sales and marketing expenses increased by 1.5%, or $171,000, from $11,598,000 in fiscal 2000 to $11,769,000 in fiscal year
2001, and increased as a percentage of revenue from 25.2% to 28.9%, respectively. Such expenses increased in absolute dollars and as a percentage of revenue due primarily to increased costs associated with the Company's User's Conference during the third quarter of fiscal 2001.

     Research and development expenses. Research and development expenses increased by 19.4%, or $1,300,000, from $6,700,000 in fiscal 2000 to $8,000,000 in fiscal year 2001, and increased as a percentage of revenue from 14.5% to 19.6%, respectively. Research and development expenses increased in absolute dollars and as a percentage of revenue due primarily to increased investment in its Trading Partner Connect product.

     General and administrative expenses. General and administrative expenses increased by 14.0%, or $608,000, from $4,346,000 in fiscal 2000 to $4,954,000 in fiscal year 2001, and increased as a percentage of revenue from 9.4% to 12.1%, respectively. General and administrative expenses increased in absolute dollars and as a percentage of revenue due primarily to increased professional services and salaries.

     Income taxes. The Company's effective tax rate was (467.6)% and (51.4)% in fiscal 2000 and 2001, respectively. The difference between the effective tax rate and the statutory tax rate was primarily due to state taxes and research and development credits.

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

     Research and development expenses. Research and development expenses increased by 9.7%, or $591,000, from $6,109,000 in fiscal 1999 to $6,700,000 in fiscal 2000, and increased as a percentage of revenue from 11.8% to 14.5%, respectively. Research and development expenses increased in absolute dollars and as a percentage of revenue due primarily to an increase in salary expenses related to increased staffing as the Company continued to invest in product development.

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

     Income taxes. The Company's effective tax rate was 32.9% and (467.6)% in fiscal 1999 and 2000, respectively. The difference between the effective tax rate and the statutory tax rate for fiscal 2000 was primarily due to state taxes and research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has funded its operations primarily from cash generated by operations and available cash, including funds raised in the Company's initial public offering completed in March 1994. The Company's cash flow provided by operations was $3,567,000, $9,233,000 and $3,578,000 for the fiscal years ended June 30, 1999, 2000 and 2001, respectively.

     The Company's working capital was approximately $18,652,000 and $18,966,000 at June 30, 2000 and 2001, respectively.

     The Company  invested  $1,714,000,  $1,711,000  and  $1,331,000  in capital equipment and leasehold improvements in fiscal years 1999, 2000 and 2001, respectively. There are no material commitments for capital expenditures currently outstanding. The Company also invested $0, $381,000 and $3,168,000 in software development costs which were capitalized during the fiscal years ended June 30, 1999, 2000 and 2001, respectively.

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

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K."

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     On January 26, 2000, the Company dismissed PricewaterhouseCoopers LLP ("PWC"), as its independent accountants. In connection with its audit for the year ended June 30, 1999 and through January 26, 2000, there were no disagreements with PWC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which caused disagreements which if not resolved to the satisfaction of PWC would have caused them to make reference thereto in their report on the financial statements of the Company for such year. The report of PWC on the Company's financial statements as of and for the year ended June 30, 1999 contained no adverse opinion or disclaimer of opinion and was not modified or qualified as to uncertainty, audit scope, or accounting principle. The decision to dismiss PWC was approved by both the Audit Committee of the Board of Directors and by the full Board of Directors of the Company. PWC has furnished the Company with a letter addressed to the Securities and Exchange Commission stating their agreement with the above statements.

     On February 1, 2000, the Company retained KPMG LLP as its independent accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11. EXECUTIVE COMPENSATION.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

               Reference is made to the Index to Exhibits on Page 20.

(b)            Reports on Form 8-K.

               No reports on Form 8-K have been filed during the quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of September, 2001.


                                            PROPHET 21, INC.



                                            By: /s/ Charles L. Boyle, III
                                            --------------------------------
                                                Charles L. Boyle, III, President
                                                     and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                    Title                      Date
             ---------                    -----                      ----

/s/Charles L. Boyle, III     President, Chief Executive       September 27, 2001
--------------------------   Officer and Director
   Charles L. Boyle, III     (Principal Executive Officer)


/s/ Thomas M. Giuliani       Chief Financial Officer and      September 27, 2001
--------------------------   Treasurer (Principal
   Thomas M. Giuliani        Financial and Accounting
                             Officer)

/s/ John E. Meggitt, Ph.D.   Chairman of the Board and        September 27, 2001
--------------------------    Director
   John E. Meggitt, Ph.D.


/s/ Dorothy M. Meggitt       Secretary and  Director          September 27, 2001
--------------------------
   Dorothy M. Meggitt


/s/ David D. Gathman         Director                         September 27, 2001
--------------------------
   David D. Gathman


/s/ Daniel J. Malcolm        Director                         September 27, 2001
--------------------------
   Daniel J. Malcolm


/s/ Donald M. Gleklen        Director                         September 27, 2001
--------------------------
   Donald M. Gleklen

                                  EXHIBIT INDEX


    Exhibit         Description of
      No.           Exhibit
------------        ----------------------------

      3.1 Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

      3.2 By-laws. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

      4.1* 1993 Stock Plan, as amended. (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.)

      4.2*          1997  Employee  Stock  Purchase   Plan.   (Incorporated   by
                    reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31,1997.)

     10.1* Employment Agreement dated as of July 1, 1993 between the Company and John E. Meggitt. (Incorporated by reference to
                    Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.) Employment Agreement amended by Amendments to Employment Agreement dated January 26, 1995 and February 3, 1995. (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.)

     10.2* Employment Agreement dated as of July 1, 1993 between the Company and Charles L. Boyle, III. (Incorporated by reference to Exhibit 10.2 to the Company's Registration
                    Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.) Employment Agreement amended by Amendments to Employment Agreement dated January 27, 1995 and April 20, 1995. (Incorporated by reference to Exhibit
                    10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.)

     10.3* Indemnification Agreement dated as of December 6, 1993 between the Company and John E. Meggitt. (Incorporated by reference to Exhibit 10.6 to the Company's Registration
                    Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

   Exhibit          Description of
      No.           Exhibit
------------        ----------------------------


     10.4* Indemnification Agreement dated as of December 6, 1993 between the Company and Dorothy M. Meggitt. (Incorporated by reference to Exhibit 10.7 to the Company's Registration
                    Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

     10.5* Indemnification Agreement dated as of December 6, 1993 between the Company and Charles L. Boyle, III. (Incorporated by reference to Exhibit 10.8 to the Company's Registration
                    Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

     10.6 Lease dated July 1, 1998 by and between John E. Meggitt and Dorothy M. Meggitt as Landlord, and the Company, as Tenant. (Incorporated by reference to exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.)

     10.7 Form of Employment Agreement by and between the Company and each salesman. (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

     10.8 Form of Employee's Invention Assignment, Non-Competition and Confidential Information Agreement. (Incorporated by reference to Exhibit 10.14 to the Company's Registration
                    Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

     10.9           Progress   Software   Value   Added   Reseller    Agreement.
                    (Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

     10.10* Indemnification Agreement dated as of September 24, 1996 between the Company and Thomas M. Giuliani. (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.)

     10.11*+ Form of Indemnification Agreement entered into by the Company and each of its Directors.

   Exhibit          Description of
      No.           Exhibit
------------        ----------------------------

      21 List of subsidiaries of the Company. (Incorporated by reference to Exhibit 21 to the Company's Registration
                    Statement on Form S-1 (File Number 33-74276) which became effective on March 10, 1994.)

     23.1+          Consent of PricewaterhouseCoopers LLP.

     23.2+          Consent of KPMG LLP.


------------------

* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

+    Filed herewith. All other exhibits previously filed.

                        PROPHET 21, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE


                                                                            Page
                                                                            ----
Report of Independent Accountants............................................F-2

Independent Auditors' Report.................................................F-3

Consolidated Balance Sheets as of
   June 30, 2000 and 2001....................................................F-4

Consolidated Statements of Operations for the
   years ended June 30, 1999, 2000 and 2001..................................F-5

Consolidated Statements of Stockholders'
   Equity for the years ended
   June 30, 1999, 2000 and 2001..............................................F-6

Consolidated Statements of Cash Flows for the
   years ended June 30, 1999, 2000 and 2001..................................F-7

Notes to Consolidated Financial Statements...................................F-8

Report of Independent Accountants............................................S-1

Independent Auditors' Report.................................................S-2

Schedule II..................................................................S-3

                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Stockholders
Prophet 21, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 1999 present fairly, in all material respects, the results of operations and cash flows of Prophet 21, Inc. and its Subsidiaries for the year ended June 30, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Prophet 21, Inc. and its Subsidiaries for any period subsequent to June 30, 1999.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
August 11, 1999

                          Independent Auditors' Report



The Board of Directors and Stockholders
Prophet 21, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Prophet 21, Inc. and subsidiaries as of June 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prophet 21, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP


Philadelphia, Pennsylvania
August 3, 2001

                        PROPHET 21, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Shares and Per Share Amounts)

                                                                            June 30,
                                                              ----------------------------------
                                                                    2000                 2001
                                                                    ----                 ----
                                   ASSETS
Current assets
   Cash and cash equivalents...............................   $     8,219         $     9,702
   Marketable securities...................................         2,415               3,571
   Accounts receivable, net of allowance for
     doubtful accounts of $398 and $369, respectively......        12,869               8,882
   Advanced billings.......................................         2,084               2,739
   Inventories.............................................           698               1,207
   Deferred income taxes...................................           711               1,784
   Prepaid and other current assets........................           978               2,525
                                                              -----------         -----------
      Total current assets.................................        27,974              30,410
Long-term marketable securities............................         4,620               1,312
Equipment and improvements, net............................         3,078               2,887
Software development costs, net............................         1,233               3,522
Other assets...............................................           268                 142
                                                              -----------         -----------
       Total assets........................................   $    37,173         $    38,273
                                                              ===========         ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable........................................   $     2,385         $     3,133
   Accrued expenses and other liabilities..................         1,714               3,070
   Commissions payable.....................................           549                 422
   Taxes payable...........................................           819                 403
   Profit sharing plan contribution payable................           158                 138
   Deferred income.........................................         3,697               4,278
                                                              -----------         -----------
      Total current liabilities............................         9,322              11,444
                                                              -----------         -----------

Deferred income taxes......................................           244               1,018
                                                              -----------         -----------

Commitments and contingent liabilities
Stockholders' equity
   Preferred stock--$0.01 par value, 1,500,000 shares
     authorized; no shares issued or outstanding...........            --                  --
   Common stock--$0.01 par value, 10,000,000 shares
     authorized; 4,320,808 and 4,376,987 shares issued,
     respectively; 3,720,818 and 3,776,997 shares
     outstanding, respectively.............................            43                  44
   Additional paid-in capital..............................        11,764              12,110
   Retained earnings.......................................        19,935              17,783
   Accumulated other comprehensive loss....................          (121)               (112)
   Treasury stock at cost, 599,990 shares..................        (4,014)             (4,014)
                                                              -----------         -----------
      Total stockholders' equity...........................        27,607              25,811
                                                              -----------         -----------
      Total liabilities and stockholders' equity...........   $    37,173         $    38,273
                                                              ===========         ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                                      Year Ended June 30,
                                                    ------------------------------------------------------
                                                          1999                2000                2001
                                                          ----                ----                ----
Revenue:
   Software and hardware sales.................      $  29,786           $  18,014            $  12,571
   Service and support.........................         22,201              28,101               28,238
                                                     ---------           ---------            ---------
                                                        51,987              46,115               40,809
                                                     ---------           ---------            ---------
Cost of revenue:
   Software and hardware sales.................         11,866               8,792                7,241
   Service and support.........................         12,783              14,971               13,975
                                                     ---------           ---------            ---------
                                                        24,649              23,763               21,216
                                                     ---------           ---------            ---------
   Gross profit................................         27,338              22,352               19,593
                                                     ---------           ---------            ---------

Operating expenses:
   Sales and marketing.........................         12,559              11,598               11,769
   Research and development....................          6,109               6,700                8,000
   General and administrative..................          3,899               4,346                4,954
                                                     ---------           ---------            ---------
     Total operating expenses .................         22,567              22,644               24,723
                                                     ---------           ---------            ---------
     Operating income (loss) ..................          4,771                (292)              (5,130)
Interest income................................            286                 397                  700
                                                     ---------           ---------            ---------
Income (loss) before taxes.....................          5,057                 105               (4,430)
Provision (benefit) for income taxes...........          1,664                (491)              (2,278)
                                                     ---------           ---------            ---------
Net income (loss)..............................      $   3,393           $     596            $  (2,152)
                                                     =========           =========            =========
Basic earnings (loss) per share:
   Net income (loss) per share.................      $    0.92           $    0.16            $   (0.58)
                                                     =========           =========            =========
   Weighted average common shares
     outstanding...............................          3,705               3,627                3,739
                                                     =========           =========            =========
Diluted earnings (loss) per share:
   Net income (loss) per share.................      $    0.85           $    0.15            $   (0.58)
                                                     =========           =========            =========
   Weighted average common and common
     equivalent shares outstanding.............          3,990               3,913                3,739
                                                     =========           =========            =========


The accompanying notes are an integral part of these consolidated financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                                                                     Accumulated
                                                                                       Other                   Compre-      Total
                                                             Additional               Compre-                  hensive      Stock-
                                            Common Stock      Paid-In   Retained      hensive      Treasury    Income      holders'
                                          Shares    Amount    Capital   Earnings    Income (Loss)    Stock     (Loss)       Equity
                                          ------    ------    -------   --------    -------------    -----      -----      --------

Balance, June 30, 1998..................   4,154    $   42    $10,386    $15,946      $  (67)      $(2,518)               $ 23,789
Repurchase of common stock..............                                                            (1,496)                 (1,496)
Issuance of common stock in connection
   with exercise of stock options.......       9                   60                                                           60
Income tax benefit from stock options
   exercised............................                           26                                                           26
Employee stock purchase plan............      31                  262                                                          262
Other comprehensive loss................                                                 (15)                 $   (15)         (15)
Net income..............................                                   3,393                                3,393        3,393
                                                                                                              -------
Comprehensive income....................                                                                      $ 3,378
                                           -----    ------    -------    -------      ------       -------    =======     --------
Balance, June 30, 1999..................   4,194    $   42    $10,734    $19,339      $  (82)      $(4,014)                 26,019
Issuance of common stock in connection
   with exercise of stock options.......     101         1        669                                                          670
Income tax benefit from stock
   options exercised....................                          144                                                          144
Employee stock purchase plan............      26                  217                                                          217
Other comprehensive loss................                                                 (39)                 $   (39)         (39)
Net income..............................                                     596                                  596          596
                                                                                                              -------
Comprehensive income....................                                                                      $   557
                                           -----    ------    -------    -------      ------       -------    =======     --------
Balance, June 30, 2000                     4,321    $   43    $11,764    $19,935      $ (121)      $(4,014)               $ 27,607
Issuance of common stock in connection
   with exercise of stock options.......      18                   93                                                           93
Income tax benefit from stock
   options exercised....................                           22                                                           22
Employee stock purchase plan............      38         1        231                                                          232
Other comprehensive income..............                                                   9                  $     9            9
Net loss................................                                  (2,152)                              (2,152)      (2,152)
                                                                                                              -------
Comprehensive loss......................                                                                      $(2,143)
                                           -----    ------    -------    -------      ------       -------    =======     --------
Balance, June 30, 2001..................   4,377    $   44    $12,110    $17,783      $ (112)      $(4,014)               $ 25,811
                                           =====    ======    =======    =======      ======       =======                ========



The accompanying notes are an integral part of these consolidated financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                       Year Ended June 30,
                                                               ----------------------------------------
                                                                  1999             2000           2001
                                                                  ----             ----           ----
Cash flows from operating activities:
  Net income (loss).......................................     $    3,393       $      596     $( 2,152)
                                                               ----------       ----------     --------
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization........................          2,677            3,105        2,483
     Gain on sale of equipment............................             (2)              (2)          --
     Provision for losses on accounts receivable..........            845              904          639
     Deferred taxes.......................................           (437)          (1,039)        (299)
     Tax benefit deriving from exercise and sale of
        stock option shares...............................             26              144           22
  (Increases) decreases in operating assets:
     Accounts receivable..................................         (3,387)           5,970        3,348
     Advanced billings....................................           (124)              56         (655)
     Inventories..........................................            736              (32)        (509)
     Prepaid expenses and other current assets............           (418)             170       (1,547)
     Other assets.........................................             78             (233)         126
  Increases (decreases) in operating liabilities:
     Accounts payable.....................................           (953)            (352)         748
     Accrued expenses.....................................             75             (160)       1,229
     Taxes payable........................................            538             (387)        (416)
     Profit sharing plan contribution payable.............             12             (245)         (20)
     Deferred income......................................            508              738          581
                                                               ----------       ----------     --------
     Total adjustments....................................            174            8,637        5,730
                                                               ----------       ----------     --------
  Net cash provided by operating activities...............          3,567            9,233        3,578
                                                               ----------       ----------     --------
  Cash flows from investing activities:
     Purchases of equipment and improvements, net.........         (1,714)          (1,711)      (1,331)
     Software development costs...........................             --             (381)      (3,168)
     Purchase of marketable securities....................         (2,600)          (4,690)      (1,500)
    Maturity of marketable securities.....................          2,250            2,400        3,570
                                                               ----------       ----------     --------
  Net cash used by investing activities...................         (2,064)          (4,382)      (2,429)
                                                               ----------       ----------     --------
  Cash flows from financing activities:
     Purchase of treasury stock...........................         (1,496)              --           --
     Employee stock purchase plan.........................            262              217          232
    Stock options exercised...............................             60              670           93
                                                               ----------       ----------     --------
  Net cash  provided (used) by financing activities.......         (1,174)             887          325
                                                               ----------       ----------     --------
  Effect of exchange rate changes on cash.................            (15)             (39)           9
                                                               -----------      ----------     --------
  Net increase in cash and cash equivalents...............            314            5,699        1,483
  Cash and cash equivalents at beginning of period........          2,206            2,520        8,219
                                                               ----------       ----------     --------
  Cash and cash equivalents at end of period..............     $    2,520       $    8,219     $  9,702
                                                               ==========       ==========     ========
  Supplemental cash flow disclosures:
     Income taxes paid....................................     $    1,528       $      647     $    326
                                                               ==========       ==========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)


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

     Marketable Securities:

     Marketable securities consist primarily of state governmental debt instruments with an initial maturity of more than three months. The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates. All of the Company's marketable securities are classified as held-to-maturity as of the balance sheet date and are reported at cost plus an adjustment for amortization, which approximates fair market value. The Company's marketable securities are scheduled to mature over the next 26 months.

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

                        PROPHET 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)


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

     Capitalized Software:

     The Company capitalizes software development costs associated with a new product pursuant to SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Such costs are capitalized only after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis over the estimated economic life of the product. Amortization of capitalized software development costs ($1,279, $1,279 and $879 for the years ended June 30, 1999, 2000 and 2001, respectively) is charged to cost of sales. For the years ended June 30, 2000 and 2001, the Company capitalized $381 and $3,168, respectively, of software development costs. All other research and development costs, including amounts related to assets that will not be utilized and have no alternative use, have been expensed.

     When events or circumstances so indicate, the Company assesses the potential impairment of its intangible assets and other long-lived assets based on anticipated undiscounted cash flows from operations. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. At June 30, 2001, no impairment was indicated.

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

     Revenue from software is recognized when a contract has been executed, the product has been shipped to customers, uncertainty surrounding customer acceptance becomes insignificant and collection of the related receivable is probable. Maintenance revenues from hardware and software support fees are deferred and recognized ratably over the contract period. As the functionality of the hardware is not dependent on any other services provided by the Company,

                        PROPHET 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

hardware sales are recognized upon shipment. Deferred income represents accruals for billed and unearned maintenance and advance payments by customers for maintenance. Advanced billings at June 30, 2000 and 2001 represent amounts billed in advance to customers for maintenance in accordance with contract terms.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company adopted the provisions of SAB No. 101 on April 1, 2001 and its adoption did not have a material impact on its financial position or its results of operations.

     Warranty:

     The Company provides warranties on its hardware and proprietary software against design defects. A provision for future claims is recorded based upon historical experience.

     Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income" requires net foreign exchange translation gains or losses to be included in accumulated other comprehensive loss in the consolidated balance sheet and in the disclosure of comprehensive income. The totals of other comprehensive loss items and comprehensive income (loss) are displayed separately in the consolidated statements of stockholders' equity.

     Income Taxes

     The Company utilizes the asset and liability approach for income taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities and operating loss and tax credit carryforwards.

     Net Income (Loss) Per Share:

     Net earnings (loss) per common share is computed in accordance with SFAS No. 128 "Earnings per Share." Under SFAS No. 128, basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during each year. The dilutive effect of stock options is calculated using the treasury stock method.

                        PROPHET 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                            Year ended June 30,
                                                                ------------------------------------------
                                                                   1999            2000              2001
                                                                   ----            ----              ----

Net income (loss)......................................         $  3,393        $    596        $   (2,152)
                                                                ========        ========        ==========
Weighted average common shares outstanding.............            3,705           3,627             3,739
Effect of dilutive securities:
   Stock options.......................................              285             286                --
                                                                --------        --------        ----------
Weighted average common and common
  equivalent shares outstanding                                    3,990           3,913             3,739
                                                                ========        ========        ==========
Basic earnings (loss) per share........................         $   0.92        $   0.16        $    (0.58)
Diluted earnings (loss) per share......................         $   0.85        $   0.15        $    (0.58)

2.  EQUIPMENT AND IMPROVEMENTS:

     A summary of the major components of equipment and improvements are as follows:

                                                                             June 30,
                                                                ---------------------------------
                                                                   2000                    2001
                                                                   ----                    ----


Equipment..............................................         $  2,000                   2,002
Computer systems.......................................            7,618                   8,817
Furniture and fixtures.................................            1,275                   1,330
Leasehold improvements.................................              813                     840
                                                                --------                --------
                                                                  11,706                  12,989
Accumulated depreciation and amortization..............           (8,628)                (10,102)
                                                                --------                --------
                                                                $  3,078                $  2,887
                                                                ========                ========

     Depreciation and amortization expenses of $1,504, $1,735 and $1,522 were charged to operations for the years ended June 30, 1999, 2000 and 2001, respectively.

                       PROPHET 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)


3.  COMMITMENTS AND CONTINGENCIES:

     Leasing Arrangements:

     The Company leases certain facilities and equipment under various operating lease agreements with initial terms greater than one year. Future minimum payments under noncancelable operating leases at June 30, 2001 are:

Fiscal Year            Related Party        Third Party               Total
-----------            -------------        -----------               -----

2002.............      $     475             $     13              $     488
2003.............            490                   --                    490
                       ---------             --------              ---------
                       $     965             $     13              $     978
                       =========             ========              =========

     Rent expenses, including related party transactions, for the years ended June 30, 1999, 2000 and 2001 were $537, $562 and $540, respectively.

     Litigation:

     There is no material litigation pending to which the Company is a party or to which any of its property is subject. The Company is involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of pending proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with respective counsel representing the Company in such proceedings, that the resolution of these proceedings should not have a material effect on the Company's consolidated financial position or results of operation.

4.  INCOME TAXES:

     The components of the provision (benefit) for income taxes are as follows:


                                              Year ended June 30,
                               ------------------------------------------------
                                    1999              2000              2001
                                    ----              ----              ----
Federal:
   Current...............       $   1,926           $   402          $  (2,169)
   Deferred..............            (395)             (893)               172
                                ---------           -------          ---------
                                    1,531              (491)            (1,997)
                                ---------           -------          ---------
State:
   Current...............             175               129                 --
   Deferred..............             (42)             (129)              (281)
                                ---------           -------          ---------
                                      133                --               (281)
                                ---------           -------          ---------
                                $   1,664           $  (491)         $  (2,278)
                                =========           =======          =========

     The income tax benefits related to the exercise of stock options amounted to $26, $144 and $22 for 1999, 2000 and 2001, respectively, and were credited to additional paid-in capital.

                        PROPHET 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)


4.  INCOME TAXES (CONTINUED):

     The provision (benefit) for income taxes differs from the amount computed using the statutory Federal income tax rate as follows:

                                                      Year ended June 30,
                                              ---------------------------------

                                                1999         2000         2001
                                                ----         ----         ----

Statutory tax rate.......................         34%          34%         (34)%
State taxes, net of Federal benefit......          3          (41)          (6)
Research and development credit..........         --         (371)         (11)
Provision to return adjustment...........         --          (95)          --
Non-deductible expense...................         --            5           --
Other....................................         (4)          --           --
                                                ----         ----         ----
                                                  33%        (468)%        (51)%
                                                ====         ====         ====

     Deferred income taxes reflect the tax impact of temporary differences between the assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations and operating loss and tax credit carryforwards. Deferred taxes are primarily classified as current or non-current depending on the classification of the assets and liabilities to which they relate. Amounts giving rise to deferred income taxes are as follows:

                                                                          June 30,
                                                                 --------------------------
                                                                   2000              2001
                                                                 --------          --------
Current deferred tax assets:
   Allowance for doubtful accounts........................       $   152           $   142
   Accrued vacation.......................................            72                94
   Inventory capitalization...............................            13                22
   State net operating loss carryforward..................            82               432
   Research and development credit carryforward...........           392             1,035
   Litigation fees........................................            --                57
   Charitable contributions...............................            --                 2
                                                                 -------           -------
                                                                     711             1,784
Non-current deferred tax asset:
   Depreciation...........................................           227               304

Non-current deferred tax liability:
   Software development costs.............................          (471)           (1,322)
                                                                 -------           -------

      Total...............................................       $   467           $   766
                                                                 =======           =======

     In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable

                        PROPHET 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)


4.  INCOME TAXES (CONTINUED):

income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, the Company will need to generate future taxable income prior to the expiration of the net operating loss and credit carryforwards, which expire at various years through 2020. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, management believes it is more likely than not the Company will realize the benefit of the deferred tax asset at June 30, 2001. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

5.  RELATED PARTY TRANSACTIONS:

     The Company leases office space from its principal stockholders under a lease that expires on June 30, 2003. The lease agreement includes a five-year renewal provision at the Company's option. Rent expense under the lease for the years ended June 30, 1999, 2000 and 2001 were $481, $510 and $520, respectively.

6.  CONCENTRATION OF CREDIT RISK:

     Financial instruments which potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions, thereby limiting its credit exposure. The Company currently invests primarily in state governmental debt instruments. The Company believes that no significant credit risk exists with respect to these investments. There is no significant concentration of credit risk with respect to accounts receivable due to the large number of customers comprising the Company's customer base and their dispersion across different geographic regions. The Company performs on-going credit evaluations and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

7.  EMPLOYEE BENEFIT PLANS:

     The Company has a qualified profit sharing plan covering employees who meet certain eligibility requirements. Contributions are at the discretion of the Board of Directors and may not exceed the maximum amount allowable for federal income tax deduction. The Company did not make any contributions to its qualified profit sharing plan for the years ended June 30, 1999, 2000 and 2001.

     The Company maintains a 401(k) Retirement Savings Plan. The Company's contributions are at the discretion of management and for the years ended June 30, 1999, 2000 and 2001 were $380, $150 and $138, respectively.

                        PROPHET 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)


8.  STOCKHOLDERS' EQUITY:

     Preferred Stock:

     The Company has an authorized class of 1,500 shares of preferred stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine. As of June 30, 2001, no shares of preferred stock have been issued.

     Stock Option Plan:

     Under the Company's 1993 Stock Plan (the "Plan"), the Company has reserved 1,200 shares of common stock for issuance of both incentive and non-qualified options. Under the Plan, options to purchase shares of common stock may be granted to key employees and consultants. The Plan provides that the exercise price of incentive options shall not be less than the fair market value of the shares on the date of the grant, that the exercise price of non-qualified options shall not be less than 75% of the fair market value of the shares on the date of grant and, in either case, that no portion of such options may be exercised beyond ten years from the date of grant.

     Under the Plan, the Company is authorized to issue shares of common stock pursuant to awards granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock-based awards.

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for the Plan. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which, if fully adopted by the Company, would change the method the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company did not elect these provisions of SFAS No. 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 in fiscal years 1999, 2000 and 2001 are required by SFAS No. 123 and are presented below.

     The Company granted stock options in 1999, 2000 and 2001 for employees. The stock options granted in 1999, 2000 and 2001 have contractual terms of 10 years. All options granted to the employees and directors have an exercise price no less than the fair market value of the stock at the grant date. The options granted in 1999, 2000 and 2001 vest one-third each year, beginning on the first anniversary of the date of grant.

     In accordance with APB 25, the Company has not recognized any compensation cost for the stock options granted in 1999, 2000 and 2001.

                        PROPHET 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)


8.  STOCKHOLDERS' EQUITY (CONTINUED):

     A summary of the status of the Company's stock options as of June 30, 1999, 2000 and 2001 and the changes during the years then ended is presented below:

                                                                                                Weighted
                                                                    Exercise Price          Average Exercise
                                               Shares(1)              Per Share                  Price
---------------------------------------------------------------------------------------------------------------
Options outstanding at June 30, 1998            646,000           $4.125  to  $15.250               $6.140
                             Granted            125,000          $16.000  to  $16.125              $16.065
                            Canceled             (3,500)                      $16.125              $16.125
                           Exercised            (13,700)          $5.000  to   $7.000               $6.720
---------------------------------------------------------------------------------------------------------------
Options outstanding at June 30, 1999            754,200           $4.750  to  $16.000               $7.910
                             Granted            148,000           $9.250  to  $22.375              $13.948
                            Canceled            (57,500)                      $16.000              $16.000
                           Exercised           (100,688)          $4.500  to  $16.125               $6.470
---------------------------------------------------------------------------------------------------------------
Options outstanding at June 30, 2000            744,012           $4.125  to  $22.375               $8.585
                             Granted            129,500           $6.500  to  $15.875              $15.207
                           Cancelled           (120,334)          $8.500  to  $22.375              $16.288
                           Exercised            (17,601)          $4.750  to   $8.500               $5.251
---------------------------------------------------------------------------------------------------------------
Options outstanding at June 30, 2001            735,577           $4.125  to  $22.375               $8.571
===============================================================================================================
Options exercisable at June 30, 1999            531,823           $4.125  to  $15.250               $6.160
                                2000            532,567           $4.125  to  $22.375               $6.500
                                2001            565,020           $4.125  to  $22.375               $6.919
===============================================================================================================
(1)      Not reported in thousands

     The following table summarizes information concerning outstanding and exercisable options as of June 30, 2001:

----------------------------------------------------------------------------------------------------------------------
                                              Options Outstanding                            Options Exercisable
                             -----------------------------------------------------------------------------------------
                                            Weighted
                                             Average             Weighted                                Weighted
         Range of          Number of        Remaining             Average             Number of          Average
      Exercise Prices      Options(1)         Life            Exercise Price          Options(1)      Exercise Price
----------------------------------------------------------------------------------------------------------------------
 $4.125  to  $5.375        248,310           4.799              $  4.942              248,310           $  4.942
 $6.500  to  $9.250        329,600           4.335              $  7.673              281,598           $  7.477
$15.250  to $22.375        157,667           8.428              $ 16.161               35,112           $ 16.421
                           -------           -----              --------              -------           --------
                           735,577           5.369              $  8.571              565,020           $  6.919
----------------------------------------------------------------------------------------------------------------------
(1)   Not reported in thousands

                        PROPHET 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)


8.  STOCKHOLDERS' EQUITY (CONTINUED):

     Had compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would approximate the pro forma amounts below:

                                                                                      June 30,
                                                               -------------------------------------------------------
                                                                   1999                2000                 2001
                                                               --------------     ---------------      ---------------
Net income (loss):                            As reported           $3,393             $ 596              $(2,152)
                                              Pro forma              3,212               533               (2,331)

Basic earnings (loss) per share:              As reported           $ 0.92             $0.16              $ (0.58)
                                              Pro forma               0.87              0.15                (0.63)

Diluted earnings (loss) per share:            As reported           $ 0.85             $0.15              $ (0.58)
                                              Pro forma               0.81              0.14                (0.63)

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal years ended June 30, 1999, 2000 and 2001: dividend yield of 0.00%; risk-free interest rates of 5.47%, 6.30% and 5.39%, respectively; the expected life of options is estimated to be 4 years; and a volatility factor of 45.66%, 60.61% and 58.88%, respectively.

     The weighted average fair value of options granted during the fiscal years ending June 30, 1999, 2000 and 2001 was $6.83, $7.29 and $7.65, respectively.

     Stock Repurchase Program:

     In fiscal 1997, the Company's Board of Directors approved resolutions to repurchase up to 600 shares of the Company's Common Stock in open market purchases. As of June 30, 2001, the Company had repurchased 600 shares at a cost of $4,014.

     1997 Employee Stock Purchase Plan:

     In fiscal 1997, the Company's Board of Directors and stockholders approved the adoption of the 1997 Employee Stock Purchase Plan (the "1997 Plan") to make available 100 shares of the Company's common stock for purchase by the Company's employees. Subsequently, the Board of Directors and stockholders approved an increase in the number of shares available under the 1997 Plan from 100 shares to 200 shares. As of June 30, 2001, approximately 95 shares remain available.

                        PROPHET 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)


9.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The following table presents certain condensed unaudited quarterly consolidated financial information for each of the quarters in the two year period ended June 30, 2001. This information is derived from unaudited consolidated financial statements of the Company that include, in the opinion of the Company, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results of operations for such periods. The operating results for any quarter are not necessarily indicative of results which may be obtained for any future period. Although the Company has not experienced fluctuations in quarterly results due to seasonality, the Company's quarterly results may fluctuate as a result of other factors, including the timing of orders, delays of shipments to customers due to delays in delivery of hardware components by the Company's vendors, delays in new software releases, new product introductions by the Company or its competitors or levels of market acceptance for new products, or the hiring of additional staff. Furthermore, certain of the Company's costs, including personnel and facilities, are relatively fixed in nature and, therefore, a decline in revenue in any fiscal quarter typically results in lower profitability in that quarter.

                                                                       Quarter Ended
                             Sept. 30,    Dec. 31,    Mar. 31,     June 30,     Sept. 30,    Dec. 31,    Mar. 31,     June 30,
                               1999         1999        2000         2000         2000         2000        2000         2001
                               ----         ----        ----         ----         ----         ----        ----         ----

Revenue...............       $  9,286   $ 11,847     $ 11,541     $ 13,441      $  8,208     $  11,101    $ 10,736    $  10,764
                             --------    -------     --------     --------      --------     ---------    --------    ---------
Gross profit..........          3,601      6,210        6,182        6,359         3,060         5,899       5,623        5,011
                             --------   --------     --------     --------      --------     ---------    --------    ---------
Operating income
(loss)................         (1,438)       528          408          210        (2,499)          257        (829)      (2,059)
                             --------   --------     --------     --------      --------     ---------    --------    ---------
Net income (loss).....           (910)       405          337          764        (1,480)          289        (420)        (541)
                             --------   --------     --------     --------      --------     ---------    --------    ---------
Basic net income
(loss)per share.......       $  (0.25)  $   0.11     $   0.09     $   0.21      $  (0.40)    $    0.08    $  (0.11)   $   (0.14)
                             --------   --------     --------     --------      --------     ---------    --------    ---------
Diluted net income
(loss)per share.......       $  (0.25)  $   0.11     $   0.08     $   0.19      $  (0.40)    $    0.08    $  (0.11)   $   (0.14)
                             --------   --------     --------     --------      --------     ---------    --------    ---------

                        Report of Independent Accountants



To the Board of Directors and Stockholders of Prophet 21, Inc. and Subsidiaries:

Our audit of the consolidated financial statements referred to in our report dated August 11, 1999 included on page F-2 of this Form 10-K also included an audit of the financial statement schedule as of and for the year ended June 30, 1999, listed in the index on page F-1 of this Form 10-K. In our opinion, this financial statement schedule as of and for the year ended June 30, 1999 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
August 11, 1999

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Prophet 21, Inc. and Subsidiaries:


     Under date of August 3, 2001, we reported on the consolidated balance sheets of Prophet 21, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related consolidated financial statement schedule included herein. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP

Philadelphia, Pennsylvania
August 3, 2001

                                                                    SCHEDULE II



                                Prophet 21, Inc.
                 Schedule II - Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

                                   Balance at        Charged to
Year Ended                        Beginning of       Costs and       Deductions         Balance at
  June 30,                           Period          Expenses        Write-Offs       End of Period
----------                        -----------        ---------       ----------       -------------
   1999......................       $240,000          $845,054         $824,063          $260,991
   2000......................        260,991           904,415          767,166           398,240
   2001......................        398,240           638,660          667,552           369,348