Form 10-Q
period 2001-09-30
PROPHET 21 INC
filed 2001-11-14
CIK 917823

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                           Commission File No. 0-23306


                                PROPHET 21, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)


           Delaware                                     23-2746447
 ------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

19 West College Ave., Yardley, Pennsylvania                            19067
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

                        Yes:  X              No:
                            -----               -----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 9, 2001:

              Class                              Number of Shares
              -----                              ----------------

     Common Stock, $.01 par value                    3,792,406

                        PROPHET 21, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----
PART I.    FINANCIAL INFORMATION.........................................    1

  Item 1.  Financial Statements..........................................    1

           Consolidated Balance Sheets
            as of June 30, 2001 and September 30, 2001 (unaudited).......    2

           Consolidated Statements of Operations (unaudited)
            for the three months ended September 30, 2000 and 2001.......    3

           Consolidated Statements of Cash Flows (unaudited)
            for the three months ended September 30, 2000 and 2001.......    4

           Notes to Consolidated Financial Statements (unaudited)........    5

  Item 2.  Management's Discussion and Analysis of
            Results of Operations and Financial Condition................    8

PART II.   OTHER INFORMATION.............................................   13

  Item 4.  Submission of Matters to a Vote of Security Holders...........   13

  Item 6.  Exhibits and Reports on Form 8-K..............................   13

SIGNATURES...............................................................   14

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Shares and Per Share Amounts)

                                                                   June 30,      September 30,
                                                                    2001             2001
                                                               ---------------- ---------------
                                                                                  (unaudited)
                                       ASSETS
Current assets:
  Cash and cash equivalents..............................        $   9,702        $  10,396
  Marketable securities..................................            3,571            3,138
  Accounts receivable, net of allowance for
    doubtful accounts of $369 and $461, respectively.....            8,882            8,739
  Advanced billings......................................            2,739            1,312
  Inventories............................................            1,207            1,198
  Deferred income taxes..................................            1,784            1,784
  Prepaid and other current assets.......................            2,525            2,304
                                                                 ---------        ---------
     Total current assets................................           30,410           28,871
Long-term marketable securities..........................            1,312            1,573
Equipment and improvements, net..........................            2,887            2,607
Software development costs, net..........................            3,522            3,325
Other assets.............................................              142               72
                                                                 ---------        ---------
      Total assets.......................................        $  38,273        $  36,448
                                                                 =========        =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.......................................        $   3,133        $   2,047
  Accrued expenses and other liabilities.................            3,070            3,513
  Commissions payable....................................              422              241
  Taxes payable..........................................              403              252
  Profit sharing plan contribution payable...............              138              304
  Deferred income........................................            4,278            2,945
                                                                 ---------        ---------
     Total current liabilities...........................           11,444            9,302
                                                                 ---------        ---------

Deferred income taxes....................................            1,018            1,018
                                                                 ---------        ---------
Commitments and contingent liabilities
Stockholders' equity:
  Preferred stock--$0.01 par value, 1,500,000 shares
    authorized; no shares issued or outstanding..........               --              --
  Common stock--$0.01 par value, 10,000,000 shares
    authorized; 4,376,987 and 4,391,747 shares issued,
    respectively, 3,776,997 and 3,791,757 shares
    outstanding, respectively............................               44               44
  Additional paid-in capital.............................           12,110           12,189
  Retained earnings......................................           17,783           18,021
  Accumulated other comprehensive loss...................             (112)            (112)
  Treasury stock at cost, 599,990 shares.................           (4,014)          (4,014)
                                                                 ---------        ---------
     Total stockholders' equity..........................           25,811           26,128
                                                                 ---------        ---------
     Total liabilities and stockholders' equity..........        $  38,273        $  36,448
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

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                For the Three Months
                                                                Ended September 30,
                                                         ---------------------------------
                                                             2000                  2001
                                                             ----                  ----
Revenue:
  Software and hardware sales........................    $    1,797             $    3,384
  Service and support................................         6,411                  6,445
  Trading Partner Connect............................            --                    738
                                                         ----------             ----------
                                                              8,208                 10,567
                                                         ----------             ----------
Cost of revenue:
  Software and hardware sales........................         1,441                  1,340
  Service and support................................         3,707                  3,128
  Trading Partner Connect............................            --                    582
                                                         ----------             ----------
                                                              5,148                  5,050
                                                         ----------             ----------
      Gross profit...................................         3,060                  5,517
                                                         ----------             ----------

Operating expenses:
  Sales and marketing................................         2,561                  2,094
  Research and development...........................         1,772                  1,940
  General and administrative.........................         1,226                  1,233
                                                         ----------             ----------
      Total operating expenses.......................         5,559                  5,267
                                                         ----------             ----------
      Operating (loss) income........................        (2,499)                   250
Interest income......................................           186                    122
                                                         ----------             ----------
(Loss) income before taxes...........................        (2,313)                   372
(Benefit) provision for income taxes.................          (833)                   134
                                                         ----------             ----------

Net (loss) income....................................    $   (1,480)            $      238
                                                         ==========             ==========

Basic (loss) income per share:
  Net (loss) income per share........................    $    (0.40)            $     0.06
                                                         ==========             ==========
  Weighted average common shares outstanding.........         3,723                  3,782
                                                         ==========             ==========

Diluted (loss) income per share:
  Net (loss) income per share........................    $    (0.40)            $     0.06
                                                         ==========             ==========
  Weighted average common and common equivalent
   shares outstanding................................         3,723                  3,840
                                                         ==========             ==========


The accompanying notes are an integral part of these consolidated financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                           Three Months Ended September 30,
                                                           --------------------------------
                                                                  2000             2001
                                                                  ----             ----
Cash flows from operating activities:
Net (loss) income........................................      $  (1,480)        $     238
                                                               ---------         ---------

Adjustments to reconcile net (loss) income to net
 cash provided by operating activities:
     Depreciation and amortization.......................            825               512
     Provision for losses on accounts receivable.........            166               224
Decreases (increases) in operating assets:
     Accounts receivable.................................          4,035               (81)
     Advanced billings...................................           (283)            1,427
     Inventories.........................................           (227)                9
     Prepaid expenses and other current assets...........           (814)              221
     Other assets........................................             16                70
(Decreases) increases in operating liabilities:
     Accounts payable....................................             91            (1,086)
     Accrued expenses....................................           (697)              262
     Taxes payable.......................................           (512)             (151)
     Profit sharing plan contribution payable............             (5)              166
     Deferred income.....................................            137            (1,333)
                                                               ---------         ---------
     Total adjustments...................................          2,732               240
                                                               ---------         ---------
Net cash provided by operating activities................          1,252               478
                                                               ---------         ---------

Cash flows from investing activities:
  Purchases of equipment and improvements, net...........           (551)              (63)
  Software development costs.............................           (563)               --
  Purchase of marketable securities......................             --            (1,000)
  Maturity of marketable securities......................            475             1,200
                                                               ---------         ---------
Net cash (used) provided by investing activities.........           (639)              137
                                                               ---------         ---------

Cash flows from financing activities:
  Stock options exercised................................             24                32
  Employee stock purchase plan...........................             69                47
                                                               ---------         ---------
Net cash provided by financing activities................             93                79
                                                               ---------         ---------
Effect of exchange rate changes on cash..................             13                --
                                                               ---------         ---------
Net increase in cash and cash equivalents................            719               694
Cash and cash equivalents at beginning of period.........          8,219             9,702
                                                               ---------         ---------
Cash and cash equivalents at end of period...............      $   8,938         $  10,396
                                                               =========         =========

Supplemental cash flow disclosures:
  Income taxes paid......................................      $     256         $      --
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

                        PROPHET 21, INC. AND SUBSIDIARIES
                        ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)
                          (In Thousands, Except Shares)

NOTE 1 -- BASIS OF PRESENTATION:

     The information presented for September 30, 2001, and for the three-month periods ended September 30, 2000 and 2001, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2001 and the results of its operations and its cash flows for the three-month periods ended September 30, 2000 and 2001. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 2001, which were included as part of the Company's Annual Report on Form 10-K.

     The consolidated  financial  statements include the accounts of the Company
and  its  subsidiaries.   All  significant   intercompany   balances  have  been
eliminated.

     Certain  items  in  the  prior  period   financial   statements  have  been
reclassified for comparative purposes.

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

     Under the provisions of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose. These capitalized costs are amortized on a straight-line basis over the economic useful life of five years beginning when the asset is ready for its intended use.

     Amortization of capitalized software development costs ($320 and $185 for each of the quarters ended September 30, 2000 and 2001, respectively) is charged to cost of sales. For the quarters ended September 30, 2000 and 2001, the Company capitalized $563 and $-0-, respectively, of software development costs. All other research and development costs have been expensed.

     When events or circumstances so indicate, the Company assesses the potential impairment of its intangible assets and other long-lived assets based on anticipated undiscounted cash flows from operations. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. At September 30, 2001, no impairment was indicated.

NOTE 3 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business
Combinations."  SFAS  No.  141  requires  the  use of  the  purchase  method  of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and other Intangible Assets", which will be effective for the Company on July 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have a material impact on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.
121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike

SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

     The Company is required to adopt SFAS No. 144 effective July 1, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL

     The Company provides enterprise software and service for the continuously changing market demands of high-volume distribution-centric organizations in the $1.7 trillion durable goods industry. Prophet 21 develops, markets and supports a complete suite of fully integrated, industry-specific enterprise applications consisting of order and inventory management, pricing and promotions, warehouse automation, procurement, finance, business analysis and reporting, and customer relationship modules. In addition, Prophet 21 provides industry-specific, distribution-centric enterprise solutions for select markets including industrial manufacturer, repair and operations (MRO), electrical equipment, plumbing supplies, heating/ventilation and air conditioning (HVAC), fasteners and building materials marketplace.

     A significant portion of the Company's revenue is derived from the sale of either Prophet 21 CommerceCenter or Prophet 21 Acclaim software solutions and on support maintenance contracts for those products. Other sources of revenue include: Trading Partner Connect products and services, equipment maintenance (when purchased via Prophet 21), the sale of professional services and optional third-party software products. Each Prophet 21 CommerceCenter solution includes the Prophet 21 CommerceCenter software, training and support. Each Prophet 21 Acclaim solution includes the Prophet 21 Acclaim software, an IBM RISC
System/6000 computer, various optional third-party software products and hardware components, training, support and installation. The Company's cost of revenue consists principally of the costs of hardware components, customer support, installation and training and, to a lesser extent, third-party software. The Company develops a variety of educational tools and programs to train customers in the Prophet 21 systems. Such programs include interactive computer-based training, video training and remote training.

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

     Prophet 21 Acclaim is a complete distribution industry management solution that combines the functionality of the traditional Prophet 21 System with the technology of Progress Software. It has been designed so that current Prophet 21 users can move to this product while preserving their existing technology infrastructure.

     Prophet 21 Trading Partner Connect is aimed at streamlining the commerce process of this heavily fragmented marketplace by promoting collaborative commerce among distributors, and their manufacturers/suppliers and customers, as well as establishing interconnectivity with leading Internet trading communities. Fully operable with Prophet 21 CommerceCenter and Prophet 21 Acclaim, Trading Partner Connect serves to preserve and enhance collaborative commerce among trading partners and streamline the purchasing process between distributors and their suppliers.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

     Revenue. Revenue increased by 28.7%, or $2,359,000, from $8,208,000 in the three months ended September 30, 2000 ("First Quarter of Fiscal 2001") to $10,567,000 in the three months ended September 30, 2001 ("First Quarter of Fiscal 2002"). Software and hardware sales revenue increased by 88.3%, or $1,587,000, from $1,797,000 in the First Quarter of Fiscal 2001 to $3,384,000 in
the First Quarter of Fiscal 2002. This increase was attributable to increased sales of its CommerceCenter and Acclaim products. Service and support revenue remained relatively constant at $6,411,000 in the First Quarter of Fiscal 2001 compared to $6,445,000 in the First Quarter of Fiscal 2002. Trading Partner Connect revenue was $738,000 in the First Quarter of Fiscal 2002. No revenue was derived from Trading Partner Connect in the First Quarter of Fiscal 2001.

     Gross profit. The Company's gross profit increased by 80.3%, or $2,457,000, from $3,060,000 in the First Quarter of Fiscal 2001 to $5,517,000 in the First Quarter of Fiscal 2002. Gross profit margin increased from 37.3% of revenue in the First Quarter of Fiscal 2001 to 52.2% of revenue in the First Quarter of Fiscal 2002. Gross profit from software and hardware sales increased by 474.2%, or $1,688,000, from $356,000 in the First Quarter of Fiscal 2001 to $2,044,000 in the First Quarter of Fiscal 2002. Gross profit margin attributable to software and hardware sales increased from 19.8% in the First Quarter of Fiscal 2001 to 60.4% in the First Quarter of Fiscal 2002. The increase in such gross profit and gross profit margin was attributable primarily to increased sales volume of higher margin items, such as the Company's enterprise software licenses. Gross profit from service and support revenue increased by 22.7%, or $613,000, from $2,704,000 in the First Quarter of Fiscal 2001 to $3,317,000 in the First Quarter of Fiscal 2002. Gross profit margin attributable to service and support revenue increased from 42.2% of service and support revenue in the First Quarter of Fiscal 2001 to 51.5% of service and support revenue in the First Quarter of Fiscal 2002. The increase in such gross profit and gross profit margin was attributable primarily to the efficiencies gained by web-based support and higher utilization of consulting resources. Gross profit from Trading Partner Connect revenue was $156,000 in the First Quarter of Fiscal 2002. Gross profit margin attributable to Trading Partner Connect revenue was 21.1% in the First Quarter of Fiscal 2002.

     Sales and marketing expenses. Sales and marketing expenses decreased by 18.2%, or $467,000, from $2,561,000 in the First Quarter of Fiscal 2001 to $2,094,000 in the First Quarter of Fiscal 2002, and decreased as a percentage of revenue from 31.2% to 19.8%, respectively. Such expenses decreased in absolute dollars and as a percentage of revenue due primarily to a decrease in marketing costs. Such reduced costs were related to reductions in several marketing programs.

     Research and development expenses. Research and development expenses increased by 9.5%, or $168,000, from $1,772,000 in the First Quarter of Fiscal 2001 to $1,940,000 in the First Quarter of Fiscal 2002, and decreased as a percentage of revenue from 21.6% to 18.4%, respectively. Research and development expenses increased in absolute dollars due primarily to increased costs related to the development of Trading Partner Connect. Research and development expenses decreased as a percentage of revenue due primarily to increased sales volume.

     General and administrative expenses. General and administrative expenses remained relatively constant at $1,226,000 in the First Quarter of Fiscal 2001 as compared to $1,233,000 in the First Quarter of Fiscal 2002, and decreased as a percentage of revenue from 14.9% to 11.7%, respectively. General and administrative expenses decreased as a percentage of revenue primarily due to increased sales volume.

     Income taxes. The Company's effective tax rate was 36.0% in the First Quarter of Fiscal 2001 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has funded its operations primarily from cash generated by operations and available cash, including funds raised in the Company's initial public offering completed in March 1994. The Company's cash flow provided by operations was $1,252,000 and $478,000 for the three months ended September 30, 2000 and 2001, respectively.

     The Company's working capital was $18,966,000 and $19,569,000 at June 30, 2001 and September 30, 2001, respectively.

     The Company invested $551,000 and $63,000 in capital equipment and leasehold improvements in the three months ended September 30, 2000 and 2001, respectively. There are no other material commitments for capital expenditures currently outstanding.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business
Combinations."  SFAS  No.  141  requires  the  use of  the  purchase  method  of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and other Intangible Assets", which will be effective for the Company on July 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have a material impact on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.
121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike

SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

     The Company is required to adopt SFAS No. 144 effective July 1, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements.

                           PART II. OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Subsequent to the quarter ended September 30, 2001, the Company held its Annual Meeting of Stockholders on October 25, 2001.

     There were 3,736,671 shares present at the meeting in person or by proxy. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

Nominee                                         For                   Withheld
-------                                         ---                   --------

John E. Meggitt, Ph.D.                       3,727,021                  9,650
Charles L. Boyle, III                        3,726,984                  9,687
Dorothy M. Meggitt                           3,727,021                  9,650
David D. Gathman                             3,727,021                  9,650
Daniel J. Malcolm                            3,727,021                  9,650
Donald M. Gleklen                            3,727,021                  9,650

     Additionally, a vote was taken on the proposal to ratify the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending June 30, 2002. Of the 3,736,671 shares present at the meeting in person or by proxy, 3,728,461 shares were voted in favor of such proposal, 4,185 shares were voted against such proposal, and 4,025 shares abstained from voting.

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

                                   Prophet 21, Inc.




Date:  November 14, 2001           By:  /s/ Charles L. Boyle, III
                                           -------------------------------------
                                           Charles L. Boyle, III,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




Date:  November 14, 2001           By:  /s/ Thomas M. Giuliani
                                           -------------------------------------
                                           Thomas M. Giuliani,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)