Form 10-Q
period 2001-12-31
PROPHET 21 INC
filed 2002-02-14
CIK 917823

                                                                  CONFORMED COPY


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001
                           Commission File No. 0-23306

                                PROPHET 21, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                    Delaware                                  23-2746447
------------------------------------------------           ------------------
(State or Other Jurisdiction of Incorporation or           (I.R.S. Employer
                  Organization)                            Identification No.)

19 West College Ave., Yardley, Pennsylvania                       19067
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

                               Yes:   X          No:
                                    -----            -----

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 1, 2002:

                     Class                          Number of Shares
                     -----                          ----------------
         Common Stock, $.01 par value                  3,810,638

                        PROPHET 21, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE

PART I FINANCIAL INFORMATION..................................................1

       Item 1.  Financial Statements..........................................1

         Consolidated Balance Sheets as of June 30, 2001
         and December 31, 2001 (unaudited)....................................2

         Consolidated Statements of Operations (unaudited)
         for the three months and the six months ended
         December 31, 2000 and 2001...........................................3

         Consolidated Statements of Cash Flows (unaudited)
         for the six months ended December 31, 2000 and 2001..................4

         Notes to Consolidated Financial Statements (unaudited)...............5

       Item 2.  Management's Discussion and Analysis of Results of
                Operations and Financial Condition............................8

PART II OTHER INFORMATION....................................................15

       Item 4.  Submission of Matters to a Vote of Security Holders..........15

       Item 6.  Exhibits and Reports on Form 8-K.............................15

SIGNATURES...................................................................16

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

                        PROPHET 21, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Amounts)


                                                                        June 30,  December 31,
                                                                          2001        2001
                                                                        --------  ------------
                                                                                   (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents .......................................   $  9,702    $ 11,312
    Marketable securities ...........................................      3,571       4,212
    Accounts receivable, net of allowance for
       doubtful accounts of $369 and $316, respectively .............      8,761       7,473
    Advanced billings ...............................................      2,739       2,594
    Inventories .....................................................      1,207       1,075
    Deferred income taxes ...........................................      1,784       1,784
    Prepaid and other current assets ................................      2,646       2,166
                                                                        --------    --------
         Total current assets .......................................     30,410      30,616
Long-term marketable securities .....................................      1,312       1,500
Equipment and improvements, net .....................................      2,887       2,289
Software development costs, net .....................................      3,522       3,140
Other assets ........................................................        142          40
                                                                        --------    --------
         Total assets ...............................................   $ 38,273    $ 37,585
                                                                        ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ................................................   $  3,133    $  1,653
    Accrued expenses and other liabilities ..........................      3,070       2,682
    Commissions payable .............................................        422         516
    Taxes payable ...................................................        403         268
    Profit sharing plan contribution payable ........................        138         135
    Deferred income .................................................      4,278       4,694
                                                                        --------    --------
         Total current liabilities ..................................     11,444       9,948
                                                                        --------    --------
Deferred income taxes ...............................................      1,018       1,018
                                                                        --------    --------
Commitments and contingent liabilities
Stockholders' equity:
       Preferred stock -- $0.01 par value, 1,500,000 shares
         authorized; no shares issued or outstanding ................         --          --
       Common stock -- $0.01 par value, 10,000,000 shares authorized;
         4,376,987 and 4,408,779 shares issued, respectively;
         3,776,997 and 3,808,789 shares
         outstanding, respectively ..................................         44          44
    Additional paid-in capital ......................................     12,110      12,277
    Retained earnings ...............................................     17,783      18,424
    Accumulated other comprehensive loss ............................       (112)       (112)
    Treasury stock at cost, 599,990 shares ..........................     (4,014)     (4,014)
                                                                        --------    --------
         Total stockholders' equity .................................     25,811      26,619
                                                                        --------    --------
         Total liabilities and stockholders' equity .................   $ 38,273    $ 37,585
                                                                        ========    ========


   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                       For the Three Months   For the Six Months
                                        Ended December 31,    Ended December 31,
                                       --------------------   ------------------
                                         2000       2001      2000         2001
                                         ----       ----      ----         ----
Revenue:
   Software and hardware sales .....   $  3,894   $  3,228   $  5,691    $  6,612
   Service and support .............      7,207      6,605     13,618      13,050
   Trading Partner Connect .........          0        652          0       1,390
                                       --------   --------   --------    --------
                                         11,101     10,485     19,309      21,052
                                       --------   --------   --------    --------
Cost of revenue:
   Software and hardware sales .....      1,728      1,428      3,169       2,768
   Service and support .............      3,476      2,973      7,183       6,101
   Trading Partner Connect .........          0        545          0       1,127
                                       --------   --------   --------    --------
                                          5,204      4,946     10,352       9,996
                                       --------   --------   --------    --------
       Gross profit ................      5,897      5,539      8,957      11,056
                                       --------   --------   --------    --------

Operating expenses:
   Sales and marketing .............      2,692      2,094      5,253       4,188
   Research and development ........      1,745      1,854      3,517       3,794
   General and administrative ......      1,203      1,048      2,429       2,281
                                       --------   --------   --------    --------
                                          5,640      4,996     11,199      10,263
                                       --------   --------   --------    --------
       Operating income (loss) .....        257        543     (2,242)        793
Interest income ....................        195         89        381         211
                                       --------   --------   --------    --------
Income (loss) before taxes .........        452        632     (1,861)      1,004
Provision (benefit) for income taxes        163        227       (670)        361
                                       --------   --------   --------    --------

Net income (loss) ..................   $    289   $    405   $ (1,191)   $    643
                                       ========   ========   ========    ========

Basic earnings (loss) per share:
Net income (loss) per share ........   $   0.08   $   0.11   $  (0.32)   $   0.17
                                       ========   ========   ========    ========
Weighted average common
  shares outstanding ...............      3,732      3,793      3,728       3,788
                                       ========   ========   ========    ========

Diluted earnings (loss) per share:
Net income (loss) per share ........   $   0.08   $   0.10   $  (0.32)   $   0.17
                                       ========   ========   ========    ========
Weighted average common
     and common equivalent shares
     outstanding ...................      3,842      3,946      3,728       3,894
                                       ========   ========   ========    ========


   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                             Six Months Ended December 31,
                                                                             -----------------------------
                                                                                    2000        2001
                                                                                  --------    --------
Cash flows from operating activities:
Net (loss) income .............................................................   $ (1,191)   $    643
                                                                                  --------    --------

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
      Depreciation and amortization ...........................................      1,498       1,021
      Provision for losses on accounts receivable .............................        318         196
Decreases (increases) in operating assets:
      Accounts receivable .....................................................      3,847       1,092
      Advanced billings .......................................................       (340)        145
      Inventories .............................................................       (134)        132
      Prepaid expenses and other current assets ...............................       (910)        480
      Other assets ............................................................         68         102
(Decreases) increases in operating liabilities:
      Accounts payable ........................................................        309      (1,480)
      Accrued expenses ........................................................       (553)       (294)
      Taxes payable ...........................................................       (386)       (135)
      Profit sharing plan contribution payable ................................       (140)         (3)
      Deferred income .........................................................        306         416
                                                                                  --------    --------
      Total adjustments .......................................................      3,883       1,672
                                                                                  --------    --------
Net cash provided by operating activities .....................................      2,692       2,315
                                                                                  --------    --------

Cash flows from investing activities:
   Purchases of equipment and improvements, net ...............................     (1,696)        (72)
   Software development costs .................................................     (1,946)         --
   Purchase of marketable securities ..........................................     (1,000)     (2,000)
   Maturity of marketable securities ..........................................      1,325       1,200
                                                                                  --------    --------
Net cash used by investing activities .........................................     (3,317)       (872)
                                                                                  --------    --------

Cash flows from financing activities:
   Stock options exercised ....................................................         24          66
   Employee stock purchase plan ...............................................        115         101
                                                                                  --------    --------
Net cash provided by financing activities .....................................        139         167
                                                                                  --------    --------
Effect of exchange rate changes on cash .......................................        (10)         --
                                                                                  --------    --------
Net (decrease) increase in cash and cash equivalents ..........................       (496)      1,610
Cash and cash equivalents at beginning of period ..............................      8,219       9,702
                                                                                  --------    --------
Cash and cash equivalents at end of period ....................................   $  7,723    $ 11,312
                                                                                  ========    ========

Supplemental cash flow disclosures:
   Income taxes paid ..........................................................   $    292    $     23
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

                        PROPHET 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)
                      (dollars in thousands, except shares)

NOTE 1 -- BASIS OF PRESENTATION:

         The information presented for December 31, 2001, and for the three-month and the six-month periods ended December 31, 2000 and 2001, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the Company's financial position as of December 31, 2001 and the results of its operations and its cash flows for the three-month and six-month periods ended December 31, 2000 and 2001. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 2001, which were included as part of the Company's Annual Report on Form 10-K, as amended.

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances have been eliminated.

         Certain items in the prior period consolidated financial statements have been reclassified for comparative purposes.

         Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

NOTE 2 -- CAPITALIZED SOFTWARE DEVELOPMENT COSTS:

         The Company capitalizes software development costs associated with a new product pursuant to Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Such costs are capitalized only after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life of three years.

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

         Amortization of capitalized software development costs ($320 and $185 for each of the quarters ended December 31, 2000 and 2001, respectively and $639 and $370 for each of the six months ended December 31, 2000 and December 31, 2001, respectively) is charged to cost of sales. For the six months ended December 31, 2000 and 2001, the Company capitalized $1,946 and $-0-, respectively, of software development costs. All other research and development costs have been expensed.

         When events or circumstances so indicate, the Company assesses the potential impairment of its intangible assets and other long-lived assets based on anticipated undiscounted cash flows from operations. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. At December 31, 2001, no impairment was indicated.

NOTE 3 -- RECENT ACCOUNTING PRONOUNCEMENTS:

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and other Intangible Assets", which will be effective for the Company on July 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have a material impact on the Company's consolidated financial statements.

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

          The Company is required to adopt SFAS No. 144 effective July 1, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's consolidated financial statements.

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

         A significant portion of the Company's revenue is derived from the sale of either Prophet 21 CommerceCenter or Prophet 21 Acclaim software solutions and support maintenance contracts for those products. Other sources of revenue include: Trading Partner Connect products and services, equipment maintenance (when purchased via Prophet 21), the sale of professional services and optional third-party software products. Each Prophet 21 CommerceCenter solution includes the Prophet 21 CommerceCenter software, training and support. Each Prophet 21 Acclaim solution includes the Prophet 21 Acclaim software, an IBM RISC System/6000 computer, various optional third-party software products and hardware components, training, support and installation. The Company's cost of revenue consists principally of the costs of hardware components, customer support, installation and training and, to a lesser extent, third-party software. The Company also develops a variety of educational tools and programs to train customers in the Prophet 21 systems. Such programs include interactive computer-based training, video training and remote training.

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

         Prophet 21 Acclaim is a complete distribution industry management solution that combines the functionality of the traditional Prophet 21 System with the technology of Progress Software. It has been designed so that users of the traditional Prophet 21 System can move to the Prophet 21 Acclaim product while preserving their existing technology infrastructure.

         Trading Partner Connect is aimed at streamlining the commerce process of this heavily fragmented marketplace through promoting collaborative commerce among manufacturers, distributors and customers, as well as establishing interconnectivity with leading Internet trading communities. Fully operable with Prophet 21 CommerceCenter or Prophet 21 Acclaim, Trading Partner Connect serves to preserve and enhance collaborative commerce among trading partners and streamline the procurement process between distributors and their suppliers.

Forward Looking Statements

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


RESULTS OF OPERATIONS

         THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

         REVENUE. Revenue decreased by 5.5%, or $616,000, from $11,101,000 in the three months ended December 31, 2000 ("Second Quarter of Fiscal 2001") to $10,485,000 in the three months ended December 31, 2001 ("Second Quarter of Fiscal 2002"). Software and hardware sales revenue decreased by 17.1%, or $666,000, from $3,894,000 in the Second Quarter of Fiscal 2001 to $3,228,000 in the Second Quarter of Fiscal 2002. This decrease was attributable primarily to decreased hardware costs paid by the Company which in turn has reduced its charges to its customers and to decreased third party peripheral software sales because of reduced demand for these products. Service and support revenue decreased by 8.4%, or $602,000, from $7,207,000 in the Second Quarter of Fiscal 2001 to $6,605,000 in the Second

Quarter of Fiscal 2002. This decrease was attributable primarily to a decrease in professional services related to the development of custom web sites, which services were made obsolete by the introduction of our Trading Partner Connect products. Trading Partner Connect revenue was $652,000 in the Second Quarter of Fiscal 2002. No revenue was derived from Trading Partner Connect in the Second Quarter of Fiscal 2001.

         GROSS PROFIT. The Company's gross profit decreased by 6.1%, or $358,000, from $5,897,000 in the Second Quarter of Fiscal 2001 to $5,539,000 in the Second Quarter of Fiscal 2002. Gross profit margin remained relatively constant at 53.1% of revenue in the Second Quarter of Fiscal 2001 compared to 52.8% of revenue in the Second Quarter of Fiscal 2002. Gross profit from software and hardware sales decreased by 16.9%, or $366,000, from $2,166,000 in the Second Quarter of Fiscal 2001 to $1,800,000 in the Second Quarter of Fiscal 2002. Gross profit margin attributable to software and hardware sales remained relatively constant at 55.6% in the Second Quarter of Fiscal 2001 compared to 55.8% in the Second Quarter of Fiscal 2002. Gross profit from service and support revenue decreased by 2.7%, or $99,000, from $3,731,000 in the Second Quarter of Fiscal 2001 to $3,632,000 in the Second Quarter of Fiscal 2002. Gross profit margin attributable to service and support revenue increased from 51.8% of service and support revenue in the Second Quarter of Fiscal 2001 to 55.0% of service and support revenue in the Second Quarter of Fiscal 2002. The increase in such gross profit margin was attributable primarily to the efficiencies gained through customer utilization of web-based support as opposed to manual telephone-based support. Gross profit from Trading Partner Connect revenue was $107,000 in the Second Quarter of Fiscal 2002. Gross profit margin attributable to Trading Partner Connect revenue was 16.4% in the Second Quarter of Fiscal 2002.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased by 22.2%, or $598,000, from $2,692,000 in the Second Quarter of Fiscal 2001 to $2,094,000 in the Second Quarter of Fiscal 2002, and decreased as a percentage of revenue from 24.3% to 20.0%, respectively. Such expenses decreased in absolute dollars and as a percentage of revenue due primarily to a change in strategy in two areas. One is that marketing programs are now run internally, thereby eliminating outside marketing costs. The second is that the direct sales force is utilizing fewer but more senior sales professionals with more experience. These changes in strategy during the current fiscal year appear not to have caused any fall off in sales, nor does the Company anticipate any fall off in the future because of these changes.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by 6.2%, or $109,000, from $1,745,000 in the Second Quarter of Fiscal 2001 to $1,854,000 in the Second Quarter of Fiscal 2002, and increased as a percentage of revenue from 15.7% to 17.7%, respectively. Research and development expenses increased in absolute dollars and as a percentage of revenue due primarily to an increase in salaries. In addition, certain costs related to the creation of the Company's new Trading Partner Connect product were capitalized in the Second Quarter of Fiscal Year 2001, whereas no costs were capitalized in the Second Quarter of Fiscal Year 2002. The Company does not currently capitalize any research and development expenses.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by 12.9%, or $155,000, from $1,203,000 in the Second Quarter of Fiscal 2001 to $1,048,000 in the Second Quarter of Fiscal 2002, and decreased as a percentage of revenue from 10.8% to 10.0%, respectively. General and administrative expenses decreased in absolute dollars and as a percentage of revenue due primarily to improvements in accounts receivable aging that resulted in a decrease in the allowance for bad debt.

         INCOME TAXES. The Company's effective tax rate was 36.1% and 35.9% in the Second Quarter of Fiscal 2001 and 2002, respectively.

         SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2001

         REVENUE. Revenue increased by 9.0%, or $1,743,000, from $19,309,000 in the first six months of fiscal 2001 to $21,052,000 in the first six months of fiscal 2002. Software and hardware sales revenue increased by 16.2%, or $921,000 from $5,691,000 in the first six months of fiscal 2001 to $6,612,000 in the first six months of fiscal 2002. This increase was attributable primarily to an increase in the number of systems sold. Service and support revenue decreased by 4.2%, or $568,000, from $13,618,000 in the first six months of fiscal 2001 to $13,050,000 in the first six months of fiscal 2002. This decrease was attributable primarily to a decrease in professional services related to the development of custom web sites, which services were made obsolete by the introduction of our Trading Partner Connect products. Trading Partner Connect revenue was $1,390,000 in the first six months of fiscal 2002. No revenue was derived from Trading Partner Connect in the prior year.

         GROSS PROFIT. The Company's gross profit increased by 23.4%, or $2,099,000, from $8,957,000 in the first six months of fiscal 2001 to $11,056,000 in the first six months of fiscal 2002. Gross profit margin increased from 46.4% of revenue in the first six months of fiscal 2001 to 52.5% of revenue in the first six months of fiscal 2002. Gross profit from software and hardware sales increased by 52.4%, or $1,322,000, from $2,522,000 in the first six months of fiscal 2001 to $3,844,000 in the first six months of fiscal 2002. Gross profit margin attributable to software and hardware sales increased from 44.3% in the first six months of fiscal 2001 to 58.1% in the first six months of fiscal 2002. The increase in such gross profit and gross profit margin was attributable primarily to increased sales volume of higher margin items, such as the Company's enterprise software licenses and the fact that the capitalized software costs related to the Prophet 21 CommerceCenter product became fully amortized in the third quarter of fiscal 2001. Gross profit from service and support revenue increased by 8.0%, or $514,000, from $6,435,000 in the first six months of fiscal 2001 to $6,949,000 in the first six months of fiscal 2002. Gross profit margin attributable to service and support revenue increased from 47.3% of service and support revenue in the first six months of fiscal 2001 to 53.2% of service and support revenue in the first six months of fiscal 2002. The increase in such gross profit and gross profit margin was attributable primarily to the efficiencies gained through customer utilization of web-based support as opposed to manual telephone-based support. Gross profit from Trading Partner Connect revenue was $263,000 in the first six months of fiscal 2002. Gross profit margin attributable to Trading Partner Connect revenue was 18.9% in the first six months of fiscal 2002.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased by 20.3%, or $1,065,000, from $5,253,000 in the first six months of fiscal 2001 to $4,188,000 in the first six months of fiscal 2002, and decreased as a percentage of revenue from 27.2% to 19.9%, respectively. Such expenses decreased in absolute dollars and as a percentage of revenue due to a change in strategy in two areas. One is that marketing programs are now run internally, thereby eliminating outside marketing costs. The second is that the direct sales force is utilizing fewer but more senior sales professionals. These changes in strategy during the current fiscal year appear not to have caused any fall off in sales, nor does the Company anticipate any fall off in the future because of these changes.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by 7.9%, or $277,000, from $3,517,000 in the first six months of fiscal 2001 to $3,794,000 in the first six months of fiscal 2002, and decreased slightly as a percentage of revenue from 18.2% to 18.0%, respectively. Research and development expenses increased in absolute dollars due primarily to an increase in salaries in the first six months of fiscal 2002. In addition, certain costs related to the creation of the Company's new Trading Partner Connect product were capitalized in the first six months of fiscal 2001, whereas no costs were capitalized in the first six months of fiscal 2002. The Company does not currently capitalize any research and development expenses.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by 6.1%, or $148,000, from $2,429,000 in the first six months of fiscal 2001 to $2,281,000 in the first six months of fiscal 2002, and decreased as a percentage of revenue from 12.6% to 10.8%, respectively. General and administrative expenses decreased in absolute dollars and as a percentage of revenue due to decreased salaries and to a lesser extent, to a decrease in bad debt expense.

         INCOME TAXES. The Company's effective tax rate was 36.0% and 36.0% in the first six months of fiscal 2001 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has funded its operations primarily from cash generated by operations and available cash, including funds raised in the Company's initial public offering completed in March 1994. The Company's cash flow provided by operations was $2,692,000 and $2,304,000 for the six months ended December 31, 2000 and 2001, respectively.

         The Company's working capital was $20,668,000 at December 31, 2001.

         The Company invested $1,696,000 and $72,000 in capital equipment and leasehold improvements and $1,946,000 and $0 for software development costs in the six months ended December 31, 2000 and 2001, respectively. There are no other material commitments for capital expenditures currently outstanding.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and other Intangible Assets", which will be effective for the Company on July 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have a material impact on the Company's consolidated financial statements.

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

          The Company is required to adopt SFAS No. 144 effective July 1, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

         Revenue from software arrangements involving multiple elements is allocated to each element based on vendor specific objective evidence of fair values of the elements. Software license revenue is recognized when a contract has been executed, the product has been shipped to customers, uncertainty surrounding customer acceptance becomes insignificant and collection of the related receivable is probable. Revenue allocated to hardware is recognized when the hardware is shipped, as the functionality of the hardware is not dependent on any other services provided by the Company. Revenue allocated to maintenance services is recognized ratably over the contract term and revenue allocated to professional services is recognized as the services are performed. The professional services that the Company provides to its customers are available from other vendors, and are not deemed to be essential to the functionality of any of the other elements. In addition, such professional services do not involve significant production, modification or customization of the underlying software.

         The Company amortizes capitalized costs associated with internally developed and/or purchased software systems for internal use over an estimated economic life of five years. It is reasonably possible that the remaining estimated economic life of the internal use software could be reduced significantly in the future due to the effects of obsolescence, technology, competition and other factors.

OTHER  INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

At the 2001 Annual Meeting of Stockholders of the Company, held on October 25, 2001, the following matters were approved by the requisite vote of the Stockholders, as follows:

1. Management's nominees, John E. Meggitt, Ph.D., Charles L. Boyle, III, Dorothy M. Meggitt, David D. Gathman, Daniel J. Malcolm and Donald M. Gleklen, were elected to fill the available positions as directors. Voting (expressed in number of shares) was as follows: Dr. Meggitt: 3,727,021 for, 9,650 against or withheld and no abstentions or broker non-votes; Mr. Boyle:
3,726,984 for, 9,687 against or withheld and no abstentions or broker non-votes; Mrs. Meggitt: 3,727,021 for, 9,650 against or withheld and no abstentions or broker non-votes; Mr. Gathman: 3,727,021 for, 9,650 against or withheld and no abstentions or broker non-votes; Mr. Malcolm: 3,727,021 for, 9,650 against or withheld and no abstentions or broker non-votes; and Mr.
Gleklen: 3,727,021 for, 9,650 against or withheld and no abstentions or broker non-votes.

2. The Stockholders approved the ratification of KPMG LLP as the Company's independent public accountants for the fiscal year ending June 30, 2002. Voting (expressed in number of shares) was as follows: 3,728,461 for, 4,185 against and 4,025 abstentions or broker non-votes.

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

                                                 Prophet 21, Inc.


DATE:  February 14, 2002                         By: /s/ Charles L. Boyle
                                                    ----------------------------
                                                 Charles L. Boyle, III,
                                                 President and Chief
                                                 Executive Officer
                                                 (Principal Executive Officer)





DATE:  February 14, 2002                         By:  /s/ Thomas M. Giuliani
                                                     ---------------------------
                                                 Thomas M. Giuliani,
                                                 Chief Financial Officer
                                                 and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)