Form 10-Q
period 2002-03-31
PROPHET 21 INC
filed 2002-05-15
CIK 917823

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-23306

                                PROPHET 21, INC.
                  --------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                    23-2746447
-------------------------------------  -----------------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
   Incorporation or Organization)

19 West College Ave., Yardley, Pennsylvania                               19067
-------------------------------------------------       ------------------------
 (Address of Principal Executive Offices)                             (Zip Code)

                                 (215) 493-8900
                            -------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes: /X/               No: / /

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 17, 2002:

             Class                                      Number of Shares
             -----                                      ----------------
Common Stock, $.01 par value                                   3,826,138

                        PROPHET 21, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
PART I FINANCIAL INFORMATION............................................................................1

       Item 1. Financial Statements.....................................................................1

         Consolidated Balance Sheets
         as of June 30, 2001 and March 31, 2002 (unaudited).............................................2

         Consolidated Statements of Operations (unaudited)
         for the three months and the nine months ended
         March 31, 2001 and 2002........................................................................3

         Consolidated Statements of Cash Flows (unaudited)
         for the nine months ended March 31, 2001 and 2002..............................................4

         Notes to Consolidated Financial Statements (unaudited).........................................5

       Item 2. Management's Discussion and Analysis of Results
               of Operations and Financial Condition....................................................8

PART II OTHER INFORMATION..............................................................................16

       Item 6. Exhibits and Reports on Form 8-K........................................................16

SIGNATURES.............................................................................................17

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

                        PROPHET 21, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Amounts)

                                                                      June 30,        March 31,
                                                                        2001            2002
                                                                   -------------    -------------
                                                                                     (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents..................................... $       9,702    $      14,730
    Marketable securities.........................................         3,571            2,325
    Accounts receivable, net of allowance for
       doubtful accounts of $369 and $336, respectively...........         8,761            7,068
    Advanced billings.............................................         2,739            2,682
    Inventories...................................................         1,207            1,003
    Deferred income taxes.........................................         1,784            1,784
    Prepaid and other current assets..............................         2,646              461
                                                                   -------------    -------------
         Total current assets.....................................        30,410           30,053
Long-term marketable securities...................................         1,312            4,000
Equipment and improvements, net...................................         2,887            2,052
Software development costs, net...................................         3,522            2,955
Other assets......................................................           142              120
                                                                   -------------    -------------
         Total assets............................................. $      38,273    $      39,180
                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.............................................. $       3,133    $       1,331
    Accrued expenses and other liabilities .......................         3,070            3,149
    Commissions payable...........................................           422              542
    Taxes payable.................................................           403              623
    Profit sharing plan contribution payable .....................           138              153
    Deferred income ..............................................         4,278            4,828
                                                                   -------------    -------------
         Total current liabilities ...............................        11,444           10,626
                                                                   -------------    -------------
Deferred income taxes.............................................         1,018            1,018
                                                                   -------------    -------------
Commitments and contingent liabilities Stockholders' equity:
       Preferred stock -- $0.01 par value, 1,500,000 shares
         authorized; no shares issued or outstanding..............            --               --
       Common stock -- $0.01 par value, 10,000,000 shares
         authorized; 4,376,987 and 4,424,879 shares issued,
         respectively; 3,776,997 and 3,824,889 shares
         outstanding, respectively................................            44               44
    Additional paid-in capital....................................        12,110           12,354
    Retained earnings ............................................        17,783           19,264
    Accumulated other comprehensive loss..........................          (112)            (112)
    Treasury stock at cost, 599,990 shares........................        (4,014)          (4,014)
                                                                   -------------    -------------
         Total stockholders' equity ..............................        25,811           27,536
                                                                   -------------    -------------
         Total liabilities and stockholders' equity .............. $      38,273    $      39,180
                                                                   =============    =============

   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                              For the Three Months                For the Nine Months
                                                 Ended March 31,                    Ended March 31,
                                        -------------------------------    -------------------------------
                                              2001             2002              2001             2002
                                        -------------     -------------    -------------     -------------
Revenue:
   Software and hardware sales........  $       3,372     $       2,761    $       9,063     $       9,372
   Service and support................          7,364             7,125           20,982            20,175
   Trading Partner Connect............              0               751                0             2,141
                                        -------------     -------------    -------------     -------------
                                               10,736            10,637           30,045            31,688
                                        -------------     -------------    -------------     -------------
Cost of revenue:
   Software and hardware sales........          1,720             1,094            4,889             3,862
   Service and support................          3,393             2,890           10,574             8,991
   Trading Partner Connect............              0               507                0             1,634
                                        -------------     -------------    -------------     -------------
                                                5,113             4,491           15,463            14,487
                                        -------------     -------------    -------------     -------------
       Gross profit...................          5,623             6,146           14,582            17,201
                                        -------------     -------------    -------------     -------------

Operating expenses:
   Sales and marketing................          3,782             1,948            9,036             6,136
   Research and development...........          1,526             1,881            5,044             5,675
   General and administrative.........          1,144             1,072            3,573             3,353
                                        -------------     -------------    -------------     -------------
                                                6,452             4,901           17,653            15,164
                                        -------------     -------------    -------------     -------------
       Operating (loss) income........           (829)            1,245           (3,071)            2,037
Interest income.......................            173                66              554               277
                                        -------------     -------------    -------------     -------------
(Loss) income before taxes............           (656)            1,311           (2,517)            2,314
(Benefit) provision for income taxes..           (236)              472             (906)              833
                                        -------------     -------------    -------------     -------------

Net (loss) income ....................  $        (420)    $         839    $      (1,611)    $       1,481
                                        =============     =============    =============     =============

Basic (loss) earnings per share:
Net (loss) income per share...........  $       (0.11)    $        0.22    $      (0.43)     $        0.39
                                        =============     =============    =============     =============
Weighted average common
   shares outstanding.................          3,743             3,813            3,733             3,796
                                        =============     =============    =============     =============

Diluted (loss) earnings per share:
Net (loss) income per share...........  $       (0.11)    $        0.21    $      (0.43)     $        0.37
                                        =============     =============    =============     =============
Weighted average common
     and common equivalent shares
     outstanding......................          3,743             4,075            3,733             3,955
                                        =============     =============    =============     =============

   The accompanying notes are an integral part of these financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                     Nine Months Ended March 31,
                                                                    -----------------------------
                                                                        2001             2002
                                                                    ------------     ------------
Cash flows from operating activities:
Net (loss) income.................................................  $     (1,611)    $      1,481
                                                                    ------------     ------------

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
      Depreciation and amortization...............................         2,080            1,546
      Provision for losses on accounts receivable.................           529              365
Decreases (increases) in operating assets:
      Accounts receivable.........................................         4,054            1,328
      Advanced billings...........................................          (154)              57
      Inventories.................................................          (101)             204
      Prepaid expenses and other current assets...................           253            2,185
      Other assets................................................           103               22
(Decreases) increases in operating liabilities:
      Accounts payable............................................           176           (1,802)
      Accrued expenses............................................          (486)             199
      Taxes payable...............................................        (1,377)             220
      Profit sharing plan contribution payable....................          (157)              15
      Deferred income.............................................           334              550
                                                                    ------------     ------------
      Total adjustments...........................................         5,254            4,889
                                                                    ------------     ------------
Net cash provided by operating activities.........................         3,643            6,370
                                                                    ------------     ------------

Cash flows from investing activities:
   Purchases of equipment and improvements, net...................        (1,987)            (131)
   Software development costs.....................................        (3,219)              --
   Purchase of marketable securities..............................        (1,500)          (5,000)
   Maturity of marketable securities..............................         2,825            3,545
                                                                    ------------     ------------
Net cash used by investing activities.............................        (3,881)          (1,586)
                                                                    ------------     ------------

Cash flows from financing activities:
   Stock options exercised........................................            45              144
   Employee stock purchase plan...................................           179              100
                                                                    ------------     ------------
Net cash provided by financing activities.........................           224              244
                                                                    ------------     ------------
Effect of exchange rate changes on cash...........................           (53)              --
                                                                    ------------     ------------
Net (decrease) increase in cash and cash equivalents..............           (67)           5,028
Cash and cash equivalents at beginning of period..................         8,219            9,702
                                                                    ------------     ------------
Cash and cash equivalents at end of period........................  $      8,152     $     14,730
                                                                    ============     ============

Supplemental cash flow disclosures:
   Income taxes paid (refunded)...................................  $        322     $     (1,392)
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

                        PROPHET 21, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)
                      (dollars in thousands, except shares)

NOTE 1 -- BASIS OF PRESENTATION:

     The information presented for March 31, 2002, and for the three-month and the nine-month periods ended March 31, 2001 and 2002 is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the Company's financial position as of March 31, 2002 and the results of its operations and its cash flows for the three-month and nine-month periods ended March 31, 2001 and 2002. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 2001, which were included as part of the Company's Annual Report on Form 10-K, as amended.

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances have been eliminated.

     Certain items in prior period consolidated financial statements have been reclassified for comparative purposes.

     DUE TO VARYING NEEDS OF OUR CUSTOMERS AND CHANGES IN ECONOMIC CONDITIONS, results for the interim period are not necessarily indicative of results that may be expected for the entire year.

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

     Amortization of capitalized software development costs ($220 and $185 for each of the quarters ended March 31, 2001 and 2002, respectively and $859 and $555 for each of the nine months ended March 31, 2001 and March 31, 2002, respectively) is charged to cost of sales. For the nine months ended March 31, 2001 and 2002, the Company capitalized $3,219 and $0, respectively, of software development costs. All other research and development costs have been expensed as incurred.

     When events or circumstances so indicate, the Company assesses the potential impairment of its intangible assets and other long-lived assets based on anticipated undiscounted cash flows from operations. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. At March 31, 2002, no impairment was indicated.

NOTE 3 -- RECENT ACCOUNTING PRONOUNCEMENTS:

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In June 2001, the FASB also issued SFAS No. 142, "Goodwill and other Intangible Assets," which will be effective for the Company on July 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have a material impact on the Company's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.
121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

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

     A significant portion of the Company's revenue is derived from the sale of either Prophet 21 CommerceCenter or Prophet 21 Acclaim software solutions and support maintenance contracts for those products. Other sources of revenue include: Trading Partner Connect products and services, equipment maintenance (when purchased via Prophet 21), the sale of professional services and optional third-party software products. Each Prophet 21 CommerceCenter solution includes the Prophet 21 CommerceCenter software, training and support. Each Prophet 21 Acclaim solution includes the Prophet 21 Acclaim software, an IBM RISC System/6000 computer, various optional third-party software products and hardware components, training, support and installation. The Company's cost of revenue consists principally of the costs of hardware components, customer support, installation and training and, to a lesser extent, third-party software. The Company also develops a variety of educational tools and programs to train customers in the Prophet 21 systems. Such programs include interactive computer-based training, web-based training, video training and remote training.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     REVENUE. Revenue remained relatively constant at $10,637,000 for the three months ended March 31, 2002 (the "Current Quarter") as compared to $10,736,000 for the three months ended March 31, 2001 (the "Comparable Quarter"). Software and hardware sales revenue decreased by 18.1%, or $611,000, from $3,372,000 in the Comparable Quarter to $2,761,000 in the Current Quarter. This decrease was due to the change in the date of the Company's annual users' conference, which in 2001 was held in February and generated $692,000 in revenue in the Comparable Quarter. The 2002 annual users' conference was held in April, and the related revenue will be reported in the fourth quarter of fiscal 2002. Excluding this timing difference of the revenue generated from the 2001 annual users' conference, revenue from software and hardware sales actually increased by $81,000 in the Current Quarter as compared to the Comparable Quarter. Service and support revenue decreased by 3.2%, or $239,000, from $7,364,000 in the Comparable Quarter to $7,125,000 in the Current Quarter. This decrease was attributable primarily to a decrease in professional services related to the development of custom web sites, which services were made obsolete by the introduction of our Trading Partner

Connect products. Trading Partner Connect revenue was $751,000 in the Current Quarter. No revenue was derived from Trading Partner Connect in the Comparable Quarter.

     GROSS PROFIT. The Company's gross profit increased by 9.3%, or $523,000, from $5,623,000 in the Comparable Quarter to $6,146,000 in the Current Quarter. Gross profit margin increased from 52.4% of revenue in the Comparable Quarter to 57.8% of revenue in the Current Quarter. Gross profit from software and hardware sales increased by 0.9%, or $15,000, from $1,652,000 in the Comparable Quarter to $1,667,000 in the Current Quarter. Gross profit margin attributable to software and hardware sales increased from 49.0% of software and hardware revenue in the Comparable Quarter to 60.4% of software and hardware revenue in the Current Quarter. The increase in such gross profit and gross profit margin was attributable primarily to increased sales volume of higher margin items, such as the Company's enterprise software licenses, and the fact that the capitalized software costs related to the Prophet 21 CommerceCenter product became fully amortized in the Comparable Quarter. This increase was offset in part by the gross profit from the Company's user's conference that was held in the Comparable Quarter. Gross profit from service and support revenue increased by 6.6%, or $264,000, from $3,971,000 in the Comparable Quarter to $4,235,000 in the Current Quarter. Gross profit margin attributable to service and support revenue increased from 53.9% of service and support revenue in the Comparable Quarter to 59.4% of service and support revenue in the Current Quarter. The increase in such gross profit and gross profit margin was attributable primarily to the efficiencies gained through customer utilization of web-based support as opposed to manual telephone-based support. Gross profit from Trading Partner Connect revenue was $244,000 in the Current Quarter. Gross profit margin attributable to Trading Partner Connect revenue was 32.5% in the Current Quarter.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased by 48.5%, or $1,834,000, from $3,782,000 in the Comparable Quarter to $1,948,000 in the Current Quarter, and decreased as a percentage of revenue from 35.2% to 18.3%, respectively. Such expenses decreased in absolute dollars and as a percentage of revenue due primarily to a change in strategy in two areas. One is that marketing programs are now run internally, thereby eliminating outside marketing costs. The second is that the direct sales force is utilizing fewer but more senior sales professionals with more experience. These changes in strategy during the current fiscal year do not appear to have caused any fall off in sales, nor does the Company anticipate any fall off in the future because of these changes.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by 23.3%, or $355,000, from $1,526,000 in the Comparable Quarter to $1,881,000 in the Current Quarter, and increased as a percentage of revenue from 14.2% to 17.7%, respectively. Research and development expenses increased in absolute dollars and as a percentage of revenue due primarily to certain costs related to the creation of the Company's new Trading Partner Connect product that were capitalized in the Comparable Quarter, whereas no costs were capitalized in the

Current Quarter. The Company does not currently capitalize any research and development expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by 6.3%, or $72,000, from $1,144,000 in the Comparable Quarter to $1,072,000 in the Current Quarter, and decreased as a percentage of revenue from 10.7% to 10.1%, respectively. General and administrative expenses decreased in absolute dollars and as a percentage of revenue due primarily to improvements in accounts receivable aging that resulted in a decrease in bad debt expense.

     INCOME TAXES. The Company's effective tax rate was 36.0% in the Comparable Quarter and the Current Quarter.

     NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO NINE MONTHS ENDED MARCH 31,
     2001

     REVENUE. Revenue increased by 5.5%, or $1,643,000, from $30,045,000 in the first nine months of fiscal 2001 (the "Comparable Nine Months") to $31,688,000 in the first nine months of fiscal 2002 (the "Current Nine Months"). Software and hardware sales revenue increased by 3.4%, or $309,000 from $9,063,000 in the Comparable Nine Months to $9,372,000 in the Current Nine Months. This increase was attributable primarily to an increase in the number of systems sold. This increase was offset in part by the change in the date of the Company's annual users' conference. The 2001 conference was held in February and generated $692,000 of revenue in the Comparable Nine Months. The 2002 annual users' conference was held in April, and the related revenue will be reported in the fourth quarter of fiscal 2002. Service and support revenue decreased by 3.8%, or $807,000, from $20,982,000 in the Comparable Nine Months to $20,175,000 in the Current Nine Months. This decrease was attributable primarily to a decrease in professional services related to the development of custom web sites, which services were made obsolete by the introduction of our Trading Partner Connect products. Trading Partner Connect revenue was $2,141,000 in the Current Nine Months. No revenue was derived from Trading Partner Connect in the Comparable Nine Months.

     GROSS PROFIT. The Company's gross profit increased by 18.0%, or $2,619,000, from $14,582,000 in the Comparable Nine Months to $17,201,000 in the Current Nine Months. Gross profit margin increased from 48.5% of revenue in the Comparable Nine Months to 54.3% of revenue in the Current Nine Months. Gross profit from software and hardware sales increased by 32.0%, or $1,336,000, from $4,174,000 in the Comparable Nine Months to $5,510,000 in the Current Nine Months. Gross profit margin attributable to software and hardware sales increased from 46.1% in the Comparable Nine Months to 58.8% in the Current Nine Months. The increase in such gross profit and gross profit margin was attributable primarily to increased sales volume of higher margin items, such as the Company's enterprise software licenses and the fact that the capitalized software costs related to the Prophet 21 CommerceCenter product became fully amortized in the third quarter of fiscal 2001. This increase was offset in part by the gross profit from the Company's user's conference that was held in the Comparable Nine Months. Gross profit from service and support revenue increased by 7.5%, or $776,000, from $10,408,000 in the Comparable Nine Months to $11,184,000 in the Current Nine Months. Gross profit margin attributable to service and support revenue increased from 49.6% of service and support revenue in the Comparable Nine Months to 55.4% of service and support revenue in the Current Nine Months. The increase in such gross profit and gross profit margin was attributable primarily to the efficiencies gained through customer utilization of web-based support as opposed to manual telephone-based support. Gross profit from Trading Partner Connect revenue was $507,000 in the Current Nine Months. Gross profit margin attributable to Trading Partner Connect revenue was 23.7% in the Current Nine Months.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased by 32.1%, or $2,900,000, from $9,036,000 in the Comparable Nine Months to $6,136,000 in the Current Nine Months, and decreased as a percentage of revenue from 30.1% to 19.4%, respectively. Such expenses decreased in absolute dollars and as a percentage of revenue due to a change in strategy in two areas. One is that marketing programs are now run internally, thereby eliminating outside marketing costs. The second is that the direct sales force is utilizing fewer but more senior sales professionals. These changes in strategy during the current fiscal year do not appear to have caused any fall off in sales, nor does the Company anticipate any fall off in the future because of these changes.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by 12.5%, or $631,000, from $5,044,000 in the Comparable Nine Months to $5,675,000 in the Current Nine Months, and increased as a percentage of revenue from 16.8% to 17.9%, respectively. Research and development expenses increased in absolute dollars and as a percentage of revenue due primarily to an increase in certain costs related to the creation of the Company's new Trading Partner Connect product that were capitalized in the Comparable Nine Months, whereas no costs were capitalized in the Current Nine Months. The Company does not currently capitalize any research and development expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by 6.2%, or $220,000, from $3,573,000 in the Comparable Nine Months to $3,353,000 in the Current Nine Months, and decreased as a percentage of revenue from 11.9% to 10.6%, respectively. General and administrative expenses decreased in absolute dollars and as a percentage of revenue due to decreased salaries from a reduction in staffing and, to a lesser extent, to a decrease in bad debt expense.

     INCOME TAXES. The Company's effective tax rate was 36.0% in the Comparable Nine Months and the Current Nine Months.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has funded its operations primarily from cash generated by operations and available cash, including funds raised in the Company's initial public offering completed in March 1994. The Company's cash flow provided by operations was $3,643,000 and $6,370,000 for the nine months ended March 31, 2001 and 2002, respectively.

     The Company's working capital was $19,427,000 at March 31, 2002.

     The Company invested $1,987,000 and $131,000 in capital equipment and leasehold improvements and $3,219,000 and $0 for software development costs in the nine months ended March 31, 2001 and 2002, respectively. There are no other material commitments for capital expenditures currently outstanding.

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

     The Company believes that available funds and the cash flow expected to be generated from operations will be adequate to satisfy its current and planned operations for at least the next 12 months. The Company's commitments under noncancelable operating leases with intial terms greater than one year amount to $118,750 for the remainder of fiscal 2002 and $490,000 for fiscal 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In June 2001, the FASB also issued SFAS No. 142, "Goodwill and oth0er Intangible Assets," which will be effective for the Company on July 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have a material impact on the Company's consolidated financial statements.

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

     The Company reviews the collectibility of accounts receivable each period by analyzing balances based on age. Specific allowances are recorded for any balances that are determined to be potentially uncollectible. The Company also provides an additional reserve based on historical data including analysis of credit memo data and other known factors. These determinations require management's judgment. Actual collection of these balances may differ due to regional economic factors, challenges faced by customers within targeted vertical markets or specific financial difficulties of individual customers.

     The Company amortizes capitalized costs associated with software that is marketed to others and internally developed and/or purchased software systems for internal use over an estimated economic life of three to five years. It is reasonably possible that the remaining estimated economic life of the software could be reduced significantly in the future due to the effects of obsolescence, technology, competition and other factors.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flow of the Company due to adverse changes in market prices and rates.

     Our exposure to market risk related changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, consisting primarily of state governmental debt instruments with an initial maturity of more than three months. As of March 31, 2002, our investments consisted of $14.7 million that were cash or cash equivalents, $2.3 million in investments having a maturity of less than one year, and $4.0 million in investments that had a maturity of greater than one year. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of the Company's investments decreased by 100 basis points, the Company's interest income for the quarter ended March 31, 2002 would have decreased by less than $53,000. This estimate assumes that the decrease occurred on the first day of our Current Quarter and reduced the yield of each investment instrument by 100 basis points. The impact on the Company's future interest income and future changes in investment yields will depend largely on the gross amount of the Company's investments.

OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits

10.1 Change in Control Severance Pay Agreement, dated as of March 28, 2002, by and between the Company and Charles L. Boyle, III.

10.2 Change in Control Severance Pay Agreement, dated as of March 28, 2002, by and between the Company and Russell K. Mellott.

10.3 Change in Control Severance Pay Agreement, dated as of March 28, 2002, by and between the Company and Thomas M. Giuliani

10.4 Change in Control Severance Pay Agreement, dated as of March 28, 2002, by and between the Company and William Patton.

10.5 Change in Control Severance Pay Agreement, dated as of March 28, 2002, by and between the Company and Douglas Levin.

(b)       Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Prophet 21, Inc.

DATE:  May 15, 2002                       By: /s/ Charles L. Boyle
                                              ----------------------------------
                                          Charles L. Boyle, III,
                                          President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)

DATE:  May 15, 2002                       By: /s/ Thomas M. Giuliani
                                              ----------------------------------
                                          Thomas M. Giuliani,
                                          Chief Financial Officer
                                          and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)

                                  EXHIBIT INDEX

10.1 Change in Control Severance Pay Agreement, dated as of March 28, 2002, by and between the Company and Charles L. Boyle, III.

10.2 Change in Control Severance Pay Agreement, dated as of March 28, 2002, by and between the Company and Russell K. Mellott.

10.3 Change in Control Severance Pay Agreement, dated as of March 28, 2002, by and between the Company and Thomas M. Giuliani

10.4 Change in Control Severance Pay Agreement, dated as of March 28, 2002, by and between the Company and William Patton.

10.5 Change in Control Severance Pay Agreement, dated as of March 28, 2002, by and between the Company and Douglas Levin.