Form 10-K
period 2002-06-30
PROPHET 21 INC
filed 2002-09-30
CIK 917823

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002
                         Commission file number 0-23306

                                PROPHET 21, INC.
                 ---------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)


          Delaware                                  23-2746447
---------------------------------        ------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)


               19 West College Avenue, Yardley, Pennsylvania 19067
              ----------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)


                                 (215) 493-8900
                        --------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:


                                                  Name of each exchange
       Title of each class                         on which registered
--------------------------------            ----------------------------------


--------------------------------            ----------------------------------


--------------------------------            ----------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
 -----------------------------------------------------------------------------


 -----------------------------------------------------------------------------

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes:    X         No:
                                -------          --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     State the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant: $19,316,588 at August 31, 2002 based on the last sales price on that date.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of August 8, 2002:

CLASS                                            NUMBER OF SHARES
-----                                            ----------------

Common Stock, $.01 par value                        3,856,338

     The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

                ITEM                                                                          PAGE
                ----                                                                          ----
PART I     1.   Business.........................................................................1

           2.   Properties.......................................................................7

           3.   Legal Proceedings................................................................7

           4.   Submission of Matters to a Vote of Security Holders..............................7


PART II    5.   Market for the Company's Common Equity
                and Related Stockholder Matters..................................................8

           6.   Selected Financial Data..........................................................9

           7.   Management's  Discussion and Analysis of Financial Condition and Results of
                Operations .....................................................................10

           7A.  Quantitative and Qualitative Disclosures
                About Market Risk...............................................................17

           8.   Financial Statements and Supplementary Data.....................................17

           9.   Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure......................................................................17


PART III   10.  Directors and Executive Officers of the Company.................................18

           11.  Executive Compensation..........................................................18

           12.  Security Ownership of Certain Beneficial Owners and Management and Related
                Stockholder Matters.............................................................18

           13.  Certain Relationships and Related Transactions..................................18

           14.  Controls and Procedures.........................................................18


PART IV    15.  Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K.........................................................19

SIGNATURES......................................................................................21

CERTIFICATIONS.................................................................................22-23

EXHIBIT INDEX...................................................................................24

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE........................................F-1

                                     PART I


ITEM 1. BUSINESS.

GENERAL

     Since 1967, Prophet 21 (the Company) has provided durable goods distributors with innovative, adaptive solutions essential for running their businesses. With more than 2,000 customers and 70,000 users conducting over $35 billion in highly complex supply chain transactions annually, Prophet 21 is a true business partner, helping companies of all sizes leverage technologies and maintain a competitive advantage. Through its business technologies and services, Prophet 21 seeks to streamline customers' business processes and reduce transaction costs to maximize profit and growth.

     Prophet 21 offers enterprise software solutions for Windows and UNIX. Prophet 21's enterprise software solutions provide organizations with powerful, customizable applications designed to improve customer service and maximize their return on investment. In addition, the Company offers an Internet trading network that streamlines the commerce process between distributors, their manufacturers/suppliers, and end-users. All Prophet 21 solutions are backed by a host of professional services.

     Prophet 21 markets its products and services to approximately 40,000 of the approximately 120,000 durable goods distributors and wholesalers operating in the United States and Canada and, as of June 30, 2002, has licensed approximately 2,800 systems across the United States and Canada. The Company's customers vary in size from small distributors with a few users to larger companies with several hundred users linking multiple, geographically dispersed branches. The Company sells its Prophet 21 CommerceCenter and Prophet 21 Acclaim solutions through its 36 person direct sales force located in sales and service offices throughout the United States to a wide range of industry segments including industrial manufacturer, repair and operations (MRO), electrical equipment, plumbing supplies/heating, ventilation and air conditioning (HVAC), fasteners, and others.

     The Company is a holding company incorporated in Delaware in December 1993. The principal operations of the Company are conducted through its indirect wholly owned subsidiary, Prophet 21 (New Jersey), Inc., a New Jersey corporation incorporated in 1967 under the name Programmed Control Corporation.

     Prophet 21 and Prophet 21 Acclaim are registered trademarks of the Company. All other trademarks and trade names referred to in this Form 10-K are the property of the respective owners and are not the property of the Company.

TRADING PARTNER CONNECT

     Trading Partner Connect streamlines the commerce process between distributors, their manufacturers/suppliers, and end-users, thereby increasing sales and improving customer service while reducing operating costs. Distributors benefit from dead stock reduction, lower EDI VAN costs, and access to millions of items, enabling them to compete on a larger scale and improve customer service. Distributors may also develop Web sites to give end-users on-line customer service as well as ordering capabilities 24 hours a day, seven days a week. Manufacturers/suppliers benefit as well, by improving their ability to interact with distributors and more accurately predict consumer usage of their products. Trading Partner Connect offers several components:

     o B2B MARKETPLACE - Provides relationship management tools and a rationalized catalog with access to millions of items.

     o B2B BUYER - Streamlines the purchasing process between manufacturers/suppliers and distributors.

     o B2B ALLIANCE - Provides distributors with the opportunity to engage in collaborative commerce with other distributors of their choice and paves the way to clear away excess inventory or dead stock by allowing them to sell or purchase items amongst themselves.

     o B2B SELLER - Provides distributors with a fully hosted and integrated Web-based storefront solution that services their existing and prospective customers, 24 hours a day, seven days a week.

     o B2B GATEWAY - Provides interconnectivity to other purchasing platforms and trading communities with whom distributors choose to do business.

     Prophet 21 CommerceCenter and Prophet 21 Acclaim are fully interoperable with Trading Partner Connect.


PROPHET 21 COMMERCECENTER AND PROPHET 21 ACCLAIM

     Prophet 21 offers enterprise software solutions for Windows and UNIX. Fully scalable, Prophet 21's enterprise software solutions provide organizations with powerful, customizable applications designed to improve customer service and maximize their return on investment. Features include order and inventory management, purchasing, pricing and promotion, supply chain optimization, financial management, customer relationship management, business analysis and reporting, e-business, and warehouse automation. Prophet 21's solutions may be implemented onsite, or accessed via the Internet through Prophet 21's Application Service Provider (ASP)/Hosting option.

     Prophet 21 CommerceCenter is an enterprise-wide solution, extending through the supply chain and addressing key business issues such as e-business, customer service, margin shrinkage, asset management, and cash flow. The Company has designed the system to address the business management automation needs of distribution-centric companies who desire a Windows-based product that supports SQL Server, a leading database for the Windows operating environment.

     Prophet 21 Acclaim is a UNIX-based, fully integrated, scaleable software solution. Acclaim's design philosophy is simple: provide adaptive, easy-to-use software to assist the distributor in streamlining daily business processes, improve customer service, increase employee productivity, and maximize profit. Acclaim provides the application functionality to support complex supply chain transactions, coupled with financial tools designed to synchronize the money-management chain, and reporting and analysis tools developed to help customers make more informed business decisions.

     Bridging the gap between the traditional marketplace and e-commerce, CommerceCenter and Acclaim offer the capability needed to perform real-time Internet transactions 24 hours a day, seven days a week via Prophet 21's Internet trading network, Trading Partner Connect. Both CommerceCenter and Acclaim should enable customers to maximize return on investment through efficient, effective supply chain management; provide first-rate customer service; respond and adapt to changing business demands necessary to gain a competitive advantage; and harness the power of the Internet.

     CommerceCenter and Acclaim are comprehensive and feature-rich systems. The Company believes these systems can be installed rapidly and supported effectively because its trainers and customer support personnel have a high level of expertise with a single system. In addition, these solutions permit the Company's customers to readily incorporate the Company's periodic software enhancements. To facilitate the very specific and unique needs of its customers, the Company also offers custom software modification services in certain situations.

     Designed for use by distribution-centric companies with multi-branch operations, both solutions permit these companies to determine system-wide inventory status instantaneously and to ship orders efficiently. These solutions also allow for centralized purchasing, inventory control, billing, and accounting, thereby eliminating certain branch-level expenses and permitting goods to be moved quickly while minimizing inventories. The Company's communications capabilities include configuration of wide area networks and integration with local area networks.

     Prophet 21 CommerceCenter and Prophet 21 Acclaim are open systems that allow the integration of complementary software products such as report writers, faxing software, warehouse management, forms creation, and executive information systems. The Company has successfully integrated its products with a number of third-party products.

SALES AND MARKETING

     The Company sells its products and services through its 36 person direct sales force located throughout the United States. The Executive Vice President of the Company supervises the field sales force. The Company employs a solution selling methodology with all of its sales personnel, who are trained and managed in accordance with this doctrine. The Company believes that its direct sales approach leads to long-term relationships with customers that increase customer satisfaction and provide opportunities for follow-on sales to its existing customer base. The Company believes that as the distribution industry continues to evolve and face new challenges, a knowledgeable and solutions-oriented sales force will bring greater value to its customers.

     The Company's marketing strategy is to provide focused marketing on the industry segments served by the Company. The Company generates leads through telemarketing, direct mail, advertising, national and regional trade shows, and Company-sponsored seminars.

     The Company's marketing department has the responsibility of identifying the market to be served by the Company's products and services. The marketing department further guides the direction and strategy of the Company's products and services. The marketing department aggressively gathers information from the Company's customer base, distribution market, distribution-centric companies, and leading supply chain consultants and industry experts. This data is then presented for consideration in regard to enhancing current products and for creating new products to serve new market opportunities.

     Prophet 21 conducts an annual summit conference to provide training, exchange of ideas, and demonstrations of new products and features.

CUSTOMERS

     The Company has, as of June 30, 2002, licensed approximately 2,800 systems. The Company's customers vary in size from small distributors with a few users to large companies with several hundred users linking multiple geographically dispersed branches.

     The Company provides Prophet 21 CommerceCenter users a one-year support contract covering software support and product enhancements. After the initial year, customers can extend the support contract for a fee. As of June 30, 2002, all of the Company's active CommerceCenter customers were covered by support contracts. There can be no assurance, however, that customers will continue to enter into support contracts. Support contracts have terms of one year and continue thereafter unless terminated.

     The Company provides Prophet 21 Acclaim users a one-year hardware warranty and a 90-day software warranty. Ninety days after the sale, customers typically enter into a fee-based support contract covering software and hardware support. The Company offers software enhancements at discounted prices to customers who have active support contracts. As of June 30, 2002, approximately 85 percent of the Acclaim users were covered by support contracts following the initial warranty period. There can be no assurance, however, that customers will continue to enter into support contracts at this rate. Support contracts have an initial term of one year and continue thereafter unless terminated.

PROFESSIONAL SERVICES

     Prophet 21 measures its success by how quickly and efficiently it puts its enterprise solutions to work for its customers. Through its professional services team, the Company employs 131 consultants, trainers, and technical support staff dedicated to maximizing customers' return on investment, providing the latest technology, and streamlining daily operations. The professional services team understands that the key to a successful business lies not only with purchasing the right software, but also with establishing a long-term partnership with a team who has the application expertise, real world business experience and training skills to ensure a customer's financial and organizational growth.

     Once Prophet 21 receives an order, the Company provides training and consultation, including advice on how to best operate the customer's business using the Prophet 21 solutions, before the system is installed. After installation, the Company typically provides applications training at the customer's location. Customers have telephone access and Internet access to technical specialists who respond to hardware, software, and applications questions. These technical support specialists diagnose and solve technical problems and assist customers with systems integration and use. The Company tracks service reports through a state-of-the-art customer support product, which maintains current status reports as well as historical logs of customer interaction. The Company develops a variety of educational tools and programs to train customers in the Prophet 21 systems. Such programs include fully interactive Web-based training, computer-based training, and classroom-based training.

SOFTWARE DEVELOPMENT

     The distribution industry is characterized by changing needs and the Company's success depends, to a large extent, on its ability to continually modify and enhance its software to meet such changing needs. Seventy-eight employees are directly involved in programming, software development, and quality assurance. The Company places great emphasis on software development and expects to continue to introduce modifications or enhancements to its software on a periodic basis. The Company presently releases a modified or enhanced version of Prophet 21 software (Prophet 21 CommerceCenter and Prophet 21 Acclaim) approximately every eight to twelve months. The Company identifies customer and marketplace product needs by direct and frequent interaction with users of Prophet 21 software, through customer satisfaction surveys and by understanding the trends of the distribution and distribution-centric marketplace. In fiscal 2002, the Company released Prophet 21 CommerceCenter version 9.0.

     The Company's research and product development expenses were approximately $6.7 million, $8.0 million and $7.9 million in the fiscal years ended June 30, 2000, 2001 and 2002, respectively. In 1996, the Company began capitalizing certain software development costs in connection with the general release of Prophet 21 CommerceCenter. In 2000, the Company also began to capitalize certain software costs in connection with Trading Partner Connect and other ancillary products. For the year ended June 30, 2001 and 2002, the Company capitalized $3.2 million and $-0-, respectively, of software development costs.

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

EMPLOYEES

     As of June 30, 2002, the Company employed 287 persons full-time, of whom 48 were engaged in sales and marketing; 131 were engaged in customer service and support, and installation; 78 were engaged in programming, software development and quality assurance; and

30 were engaged in finance, administration and management. In addition, 42 were employed on a part-time basis (17 of whom were engaged in administrative functions). None of the Company's employees are covered by collective bargaining agreements. The Company believes that it has been successful in attracting skilled personnel. Competition for experienced sales and marketing personnel and software programmers is intense. The Company's future success will depend in part on its ability to continue to attract, retain and motivate highly qualified personnel. The Company considers relations with its employees to be good.

ITEM 2.  PROPERTIES.

     The Company leases facilities in Yardley, Pennsylvania totaling 60,000 square feet from Dr. John E. Meggitt, the Company's Chairman of the Board, and Mrs. Dorothy M. Meggitt, the Company's Secretary. This lease expires on June 30, 2003. The leased facilities are used for administration, a substantial portion of sales and marketing, customer service and support, assembly, quality assurance and software development.

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

     The following table sets forth the high and low bid prices for the common stock for each of the quarters since the quarter ended September 30, 2000 as reported on NNM. Such quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

  QUARTER ENDED                     HIGH                  LOW
-----------------------            --------             ---------
September 30, 2000                 $19.9375             $12.2500
December 31, 2000                  $12.8750             $ 4.3750
March 31, 2001                     $ 8.8750             $ 5.6875
June 30, 2001                      $ 7.0000             $ 4.5000
September 30, 2001                 $ 6.7600             $ 5.5500
December 31, 2001                  $10.9000             $ 6.0500
March 31, 2002                     $13.2500             $ 9.9000
June 30, 2002                      $14.5000             $11.5900

     As of September 30, 2002, the number of holders of record of the common stock was approximately 159 and the number of beneficial holders of the common stock was approximately 1,519.

     The Company has never declared or paid dividends on its common stock. The Company currently intends to retain any future earnings to finance the growth of the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected consolidated historical financial data of the Company as of the dates and for the periods indicated. The selected financial data set forth below for the Company as of June 30, 2001 and 2002 and for each of the years in the three-year period ended June 30, 2002 are derived from the audited consolidated financial statements included elsewhere herein. The selected financial data set forth below for the Company as of June 30, 1998, 1999 and 2000 and for each of the years ended June 30, 1998 and 1999 are derived from audited consolidated financial statements not included elsewhere herein. The selected financial information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere herein. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included elsewhere in this Annual Report on Form 10-K.

                                                          FISCAL YEAR ENDED JUNE 30,
                                          ----------------------------------------------------------
                                          1998          1999         2000          2001         2002
                                          ----          ----         ----          ----         ----
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Software and hardware sales ......     $ 30,157     $ 29,786     $ 18,014      $ 12,571      $ 13,492
  Service and support ..............       16,457       22,201       28,101        28,238        27,087
  Trading Partner Connect ..........         --           --           --            --           2,940
                                         --------     --------     --------      --------      --------
                                           46,614       51,987       46,115        40,809        43,519
                                         --------     --------     --------      --------      --------
Cost of revenue:
  Software and hardware sales ......       15,805       11,866        8,792         7,241         5,126
  Service and support ..............        8,596       12,783       14,971        13,975        11,794
  Trading Partner Connect ..........         --           --           --            --           2,187
                                         --------     --------     --------      --------      --------
                                           24,401       24,649       23,763        21,216        19,107
                                         --------     --------     --------      --------      --------
    Gross profit ...................       22,213       27,338       22,352        19,593        24,412
                                         --------     --------     --------      --------      --------
Operating expenses:
  Sales and marketing ..............       10,078       12,559       11,598        11,769         8,302
  Research and product development .        3,811        6,109        6,700         8,000         7,856
  General and administrative .......        3,098        3,899        4,346         4,954         4,581
                                         --------     --------     --------      --------      --------
    Total operating expenses .......       16,987       22,567       22,644        24,723        20,739
                                         --------     --------     --------      --------      --------
    Operating income (loss) ........        5,226        4,771         (292)       (5,130)        3,673
Interest income ....................          304          286          397           700           386
                                         --------     --------     --------      --------      --------
    Income (loss) before taxes .....        5,530        5,057          105        (4,430)        4,059
Provision (benefit) for income taxes        1,991        1,664         (491)       (2,278)        1,474
                                         --------     --------     --------      --------      --------
    Net income (loss) ..............     $  3,539     $  3,393     $    596      $ (2,152)     $  2,585
                                         ========     ========     ========      ========      ========
Basic earnings (loss) per share:
 Net income (loss) per share .......     $   0.98     $   0.92     $   0.16      $  (0.58)     $   0.68
                                         ========     ========     ========      ========      ========
 Weighted average common
  shares outstanding ...............        3,601        3,705        3,627         3,739         3,806
                                         ========     ========     ========      ========      ========
Diluted earnings (loss) per share:
 Net income (loss) per share .......     $   0.90     $   0.85     $   0.15      $  (0.58)     $   0.65
                                         ========     ========     ========      ========      ========
 Weighted average common shares and
   common equivalent shares
   outstanding .....................        3,928        3,990        3,913         3,739         3,986
                                         ========     ========     ========      ========      ========
BALANCE SHEET DATA
(AT PERIOD END):
Working capital ....................     $ 15,765     $ 18,306     $ 18,652      $ 18,966      $ 20,493
Total assets .......................       32,532       34,335       35,089        35,534        38,414
Stockholders' equity ...............       23,789       26,019       27,607        25,811        28,847

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

For more than 35 years, Prophet 21 has provided distributors with innovative technology solutions to help increase sales, improve customer service and reduce operating costs. With more than 2,000 customers and 70,000 users conducting over $35 billion in highly complex supply chain transactions annually, the Company provides durable goods distributors with the adaptive solutions essential for running their businesses. The Company provides enterprise software solutions, an Internet trading network, and services for distribution-centric organizations in the durable goods industry. Prophet 21 develops, markets, and supports a complete suite of fully integrated, industry-specific enterprise applications consisting of order and inventory management, pricing and promotions, warehouse automation, purchasing, finance, business reporting and analysis, and e-business.

     A significant portion of the Company's revenue is derived from the licensing of Prophet 21 CommerceCenter and Prophet 21 Acclaim software solutions. Other sources of revenue include: Trading Partner Connect, customer support maintenance contracts, equipment maintenance (when purchased via Prophet
21), the sale of professional services, and optional complementary products. Each Prophet 21 Acclaim solution includes the Prophet 21 Acclaim software, which runs on an IBM RISC System/6000 computer, various optional complementary products and hardware components, training, support, and installation. Each Prophet 21 CommerceCenter solution includes the Prophet 21 CommerceCenter software, training, and support. The Company develops a variety of educational tools and programs to train customers in the Prophet 21 systems. Such programs include interactive Web-based training, computer-based training, and classroom-based training. The Company's cost of revenue consists principally of the costs of hardware components, customer support, installation and training and, to a lesser extent, complementary products.

     Prophet 21 CommerceCenter is targeted for companies looking to solve their distribution-centric business requirements with a Windows operating environment. These companies desire a solution that provides a transaction-intensive order-entry and inventory management solution to meet their customer service needs. In addition, CommerceCenter provides a full suite of general ledger and report writing capabilities to help executives make accurate management decisions.

     Prophet 21 Acclaim is a complete distribution industry management solution on a UNIX platform and Progress's 4GL technology, currently powering more than 1,200 customers in a variety of industries including industrial MRO, electrical, plumbing/HVAC, fasteners and building materials. Acclaim processes nearly $30 billion in supply chain transactions annually and provides distributors with a complete suite of business solutions including order-entry, accounting and inventory management.

     Prophet 21 Trading Partner Connect is shaping the next phase of Internet commerce within the durable goods industry. Trading Partner Connect, an Internet trading network, streamlines the commerce process between distributors, their manufacturers/ suppliers and end-users, thereby increasing sales and improving customer service while reducing operating costs. Distributors benefit from dead stock reduction, lower EDI VAN costs, and access to millions of items, enabling them to compete on a larger scale and improve customer service. Distributors may also develop Web sites to give end-users on-line customer service as well as ordering capabilities 24 hours a day, seven days a week. Manufacturers/suppliers benefit as well, by improving their ability to interact with distributors and more accurately predict consumer usage of their products. Trading Partner Connect offers several components: B2B Marketplace, B2B Buyer, B2B Alliance, B2B Seller and B2B Gateway.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of revenue:

                                                  PERCENTAGE OF REVENUE
                                                  ---------------------
                                                    FISCAL YEAR ENDED
                                                        JUNE 30,
                                             ------------------------------
                                              2000        2001        2002
                                              ----        ----        ----
Revenue:
  Software and hardware sales ........        39.1%       30.8%       31.0%
  Service and support ................        60.9        69.2        62.2
  Trading Partner Connect ............         0.0         0.0         6.8
                                             -----       -----       -----
                                             100.0       100.0       100.0
                                             -----       -----       -----

Cost of revenue ......................        51.6        52.0        43.9
                                             -----       -----       -----
     Gross profit ....................        48.4        48.0        56.1
                                             -----       -----       -----
Operating expenses:
  Sales and marketing ................        25.2        28.9        19.1
  Research and product development ...        14.5        19.6        18.1
  General and administrative .........         9.4        12.1        10.5
                                             -----       -----       -----
     Total operating expenses ........        49.1        60.6        47.7
                                             -----       -----       -----
     Operating income (loss) .........        (0.7)      (12.6)        8.4
Interest income ......................         0.9         1.7         0.9
                                             -----       -----       -----
     Income (loss) before income taxes         0.2       (10.9)        9.3
Provision (benefit) for income taxes .        (1.1)       (5.6)        3.4
                                             -----       -----       -----
     Net income (loss) ...............         1.3%       (5.3)%       5.9%
                                             =====       =====       =====

   FISCAL YEAR ENDED JUNE 30, 2002 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2001

     REVENUE. Revenue increased by 6.6%, or $2,710,000, from $40,809,000 in fiscal 2001 to $43,519,000 in fiscal 2002. Software and hardware sales revenue increased by 7.3%, or $921,000, from $12,571,000 in fiscal 2001 to $13,492,000 in fiscal 2002. This increase was attributable primarily to increased licenses of the Prophet 21 CommerceCenter product and updates to the Prophet 21 Acclaim software offset in part by a decrease in hardware sales. Service and support revenue decreased by 4.1%, or $1,151,000, from $28,238,000 in fiscal 2001 to $27,087,000 in fiscal 2002. This decrease was attributable primarily to a decrease in professional services related to the development of custom web sites, which web sites were, in some cases, replaced by our Trading Partner Connect product. Trading Partner Connect revenue was $2,940,000 for fiscal 2002. No revenue was derived from Trading Partner Connect in fiscal 2001.

     GROSS PROFIT. The Company's gross profit increased by 24.6%, or $4,819,000, from $19,593,000 in fiscal 2001 to $24,412,000 in fiscal 2002. Gross profit margin increased from 48.0% of revenue in fiscal 2001 to 56.1% of revenue in fiscal 2002. Gross profit from software and hardware sales increased by 57.0%, or $3,036,000, from $5,330,000 in fiscal 2001 to $8,366,000 in fiscal 2002.
Gross profit margin attributable to software and hardware sales increased from 42.4% in fiscal 2001 to 62.0% in fiscal 2002. The increase in such gross profit and gross profit margin was attributable primarily to increased volume of higher margin items such as the Company's enterprise software licenses, and the fact that the capitalized software costs related to the Prophet 21 CommerceCenter product became fully amortized in the third quarter of fiscal 2001. Gross profit from service and support revenue increased by 7.2%, or $1,030,000, from $14,263,000 in fiscal 2001 to $15,293,000 in fiscal 2002. Gross profit margin attributable to service and support revenue increased from 50.5% of service and support revenue in fiscal 2001 to 56.5% of service and support revenue in fiscal 2002. The increase in such gross profit and gross profit margin was attributable primarily to the efficiencies gained through customer utilization of web-based support as opposed to manual telephone-based support. Gross profit from Trading Partner Connect revenue was $753,000 in fiscal 2002. Gross profit margin attributable to Trading Partner Connect revenue was 25.6% in fiscal 2001.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased by 29.5%, or $3,467,000, from $11,769,000 in fiscal 2001 to $8,302,000 in fiscal
2002, and decreased as a percentage of revenue from 28.9% to 19.1%, respectively. Such expenses decreased in absolute dollars and as a percentage of revenue due primarily to a change in strategy in two areas. One is that marketing programs are now run internally, thereby eliminating outside marketing costs. The second is that the direct sales force is utilizing fewer but more senior sales professionals. These changes in strategy during the current fiscal year do not appear to have caused any fall off in sales, nor does the Company anticipate any fall off in the future because of these changes.

     RESEARCH AND PRODUCT DEVELOPMENT EXPENSES. Research and product development expenses decreased by 1.8%, or $144,000, from $8,000,000 in fiscal 2001 to $7,856,000 in fiscal 2002, and decreased as a percentage of revenue from 19.6% to 18.1%, respectively. Research and product development expenses decreased in absolute dollars and as a percentage of revenue due primarily to primarily to reduced outside service expense related to the Company's new Trading Partner Connect product.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by 7.5%, or $373,000, from $4,954,000 in fiscal 2001 to $4,581,000 in fiscal 2002, and decreased as a percentage of revenue from 12.1% to 10.5%, respectively. General and administrative expenses decreased in absolute dollars and as a percentage of revenue due primarily to decreased salaries from a reduction in staffing and, to a lesser extent, to a decrease in bad debt expense.

     INCOME TAXES. The Company's effective tax rate was (51.4)% and 36.3% in fiscal 2001 and 2002, respectively. The difference between the effective tax rate and the statutory tax rate was primarily due to state taxes offset by research and development credits.


     FISCAL YEAR ENDED JUNE 30, 2001 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000

     REVENUE. Revenue decreased by 11.5%, or $5,306,000, from $46,115,000 in fiscal 2000 to $40,809,000 in fiscal 2001. Software and hardware sales revenue decreased by 30.2%, or $5,443,000, from $18,014,000 in fiscal 2000 to
$12,571,000 in fiscal 2001. This decrease was attributable primarily to lower licensing of the Acclaim and CommerceCenter products due to a softness in the market. Service and support revenue increased by 0.5%, or $137,000, from $28,101,000 in fiscal 2000 to $28,238,000 in fiscal 2001. This increase was attributable primarily to an increase in e-commerce services, offset by a decrease in services related to the Acclaim product.

     GROSS PROFIT. The Company's gross profit decreased by 12.3%, or $2,759,000, from $22,352,000 in fiscal 2000 to $19,593,000 in fiscal 2001. Gross profit margin decreased from 48.4% of revenue in fiscal 2000 to 48.0% of revenue in fiscal 2001. Gross profit from software and hardware sales decreased by 42.2%, or $3,892,000, from $9,222,000 in fiscal 2000 to $5,330,000 in fiscal 2001.
Gross profit margin attributable to software and hardware sales decreased from 51.2% in fiscal 2000 to 42.4% in fiscal 2001. The decrease in such gross profit and gross profit margin was attributable primarily to a decrease in volume and the relatively fixed nature of certain costs that are spread over a smaller sales base. Gross profit from service and support revenue increased by 8.6%, or $1,133,000, from $13,130,000 in fiscal 2000 to $14,263,000 in fiscal 2001. Gross profit margin attributable to service and support revenue increased from 46.7% of service and support revenue in fiscal 2000 to 50.5% of service and support revenue in fiscal 2001. The increase in such gross profit and gross profit margin was attributable primarily to the efficiencies gained by web-based support as opposed to manual telephone support, and higher margins on the Company's e-commerce services.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses increased by 1.5%, or $171,000, from $11,598,000 in fiscal 2000 to $11,769,000 in fiscal
2001, and increased as a percentage of revenue from 25.2% to 28.9%, respectively. Such expenses increased in absolute dollars and as a percentage of revenue due primarily to increased costs associated with the Company's User's Conference during the third quarter of fiscal 2001.

     RESEARCH AND PRODUCT DEVELOPMENT EXPENSES. Research and product development expenses increased by 19.4%, or $1,300,000, from $6,700,000 in fiscal 2000 to $8,000,000 in fiscal 2001, and increased as a percentage of revenue from 14.5% to 19.6%, respectively. Research and product development expenses increased in absolute dollars and as a percentage of revenue due primarily to increased investment in its Trading Partner Connect product.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 14.0%, or $608,000, from $4,346,000 in fiscal 2000 to $4,954,000 in fiscal 2001, and increased as a percentage of revenue from 9.4% to 12.1%, respectively. General and administrative expenses increased in absolute dollars and as a percentage of revenue due primarily to increased professional services and salaries.

     INCOME TAXES. The Company's effective tax rate was (467.6)% and (51.4)% in fiscal 2000 and 2001, respectively. The difference between the effective tax rate and the statutory tax rate was primarily due to state taxes offset by research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has funded its operations primarily from cash generated by operations and available cash. The Company's cash flow provided by operations was $9,233,000, $3,578,000 and $9,314,000 for the fiscal years ended June 30, 2000, 2001 and 2002, respectively.

     The Company's working capital was approximately $18,966,000 and $20,493,000 at June 30, 2001 and 2002, respectively.

     The Company invested $1,711,000, $1,331,000 and $271,000 in capital equipment and leasehold improvements in fiscal years 2000, 2001 and 2002, respectively. There are no material commitments for capital expenditures currently outstanding. The Company also invested $381,000, $3,168,000 and $0 in software development costs which were capitalized during the fiscal years ended June 30, 2000, 2001 and 2002, respectively.

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

     The Company's total committed contracts that will affect cash over the next five years and beyond are as follows:


                                                                    ($ in thousands)
                                                                                        2007
EXPECTED CASH PAYMENTS BY YEAR              2003       2004       2005       2006     & BEYOND     TOTAL
                                            ----       ----       ----       ----     --------     -----
     Operating leases...................    $490         --         --         --         --       $490
                                            ====       ====       =====      =====      =====      ====

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which will be effective for the Company on July 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Company does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have a material impact on the Company's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike

SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

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

CRITICAL ACCOUNTING POLICIES AND PRACTICES

     Revenue from software arrangements involving multiple elements is allocated to each element based on vendor specific objective evidence of fair values of the elements. Software license revenue is recognized when a contract has been executed, the product has been shipped to customers, uncertainty surrounding customer acceptance becomes insignificant and collection of the related receivable is probable. Revenue allocated to hardware is recognized when the hardware is shipped, as the functionality of the hardware is not dependent on any other services provided by the Company. Revenue allocated to maintenance services is recognized ratably over the contract term and revenue allocated to professional services is recognized as the services are performed. The professional services that the Company provides to its customers are available from other vendors, and are not deemed to be essential to the functionality of any of the other elements. In addition, such professional services do not normally involve significant production, modification or customization of the underlying software.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments, which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is changes in interest rates. The Company's marketable securities consist primarily of state governmental debt instruments, which are held to maturity, thereby lessening the Company's exposure to changes in interest rates.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11. EXECUTIVE COMPENSATION.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 14. CONTROLS AND PROCEDURES.

     There have been no significant changes in the Company's internal controls or in any factors that could significantly affect the controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a) (1)   Financial Statements.

          Reference is made to the Index to Consolidated Financial Statements and Schedule on Page F-1.

(a) (2)   Financial Statement Schedule.

          Reference is made to the Index to Consolidated Financial Statements and Schedule on Page F-1.

(a) (3)   Exhibits.

          Reference is made to the Index to Exhibits on Page 20.

(b)       Reports on Form 8-K.

          No reports on Form 8-K have been filed during the quarter ended June 30, 2002.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of September, 2002.



                                      PROPHET 21, INC.



                                      By: /s/ CHARLES L. BOYLE, III
                                          ----------------------------------
                                          Charles L. Boyle, III, President
                                            and Chief Executive Officer

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



       SIGNATURE                              TITLE                                            DATE
       ---------                              -----                                            ----

/s/ CHARLES L. BOYLE, III            President, Chief Executive Officer                 September 30, 2002
------------------------------       and Director (Principal Executive
   Charles L. Boyle, III             Officer)

/s/ THOMAS M. GIULIANI               Chief Financial Officer and                        September 30, 2002
------------------------------       Treasurer (Principal Financial and
   Thomas M. Giuliani                Accounting Officer)

/s/ JOHN E. MEGGITT, PH.D.           Chairman of the Board and Director                 September 30, 2002
------------------------------
   John E. Meggitt, Ph.D.

/s/ DOROTHY M. MEGGITT               Secretary and Director                             September 30, 2002
------------------------------
   Dorothy M. Meggitt

/s/ DAVID D. GATHMAN                 Director                                           September 30, 2002
------------------------------
   David D. Gathman

/s/ DANIEL J. MALCOLM                Director                                           September 30, 2002
------------------------------
   Daniel J. Malcolm

/s/ DONALD M. GLEKLEN                Director                                           September 30, 2002
------------------------------
   Donald M. Gleklen

                                 CERTIFICATION*

I, Charles L. Boyle, III, certify that:

     1. I have reviewed this annual report on Form 10-K of Prophet 21, Inc. (the "registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 30, 2002

/s/  CHARLES L. BOYLE, III
----------------------------------
Charles L. Boyle, III
Chief Executive Officer and President

-------------
* Pursuant to the transition provisions of Release No. 34-46427 (Aug. 28, 2002), the portions of this certification required by paragraphs (b)(4), (b)(5) and
(b)(6) of Exchange Act Rule 13a-14 are inapplicable to this annual report. Accordingly, the portions have been omitted from this certification.

                                 CERTIFICATION*

I, Thomas M. Giuliani, certify that:

     1. I have reviewed this annual report on Form 10-K of Prophet 21, Inc. (the "registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  September 30, 2002

/s/  THOMAS M. GIULIANI
-------------------------------
Thomas M. Giuliani
Chief Financial Officer and Treasurer

-------------
* Pursuant to the transition provisions of Release No. 34-46427 (Aug. 28, 2002), the portions of this certification required by paragraphs (b)(4), (b)(5) and
(b)(6) of Exchange Act Rule 13a-14 are inapplicable to this annual report. Accordingly, the portions have been omitted from this certification.

                                  EXHIBIT INDEX


 EXHIBIT           DESCRIPTION OF
   NO.             EXHIBIT
 -------           --------------
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




 EXHIBIT           DESCRIPTION OF
   NO.             EXHIBIT
 -------           --------------
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

10.12*             Change in Control Severance Pay Agreement, dated as of March 28, 2002, by and between the Company and Charles L. Boyle, III.




 EXHIBIT           DESCRIPTION OF
   NO.             EXHIBIT
 -------           --------------
10.13*             Change in Control Severance Pay Agreement, dated as of March 28, 2002, by and between the Company and Russell K. Mellott

10.14*             Change in Control Severance Pay Agreement, dated as of March 28,
                   2002, by and between the Company and Thomas M. Giuliani.

10.15*             Change in Control Severance Pay Agreement, dated as of March 28, 2002, by and between the Company and William Patton.

10.16*             Change in Control Severance Pay Agreement, dated as of March 28, 2002, by and between the Company and Douglas Levin

21                 List of subsidiaries of the Company. (Incorporated by reference to
                   Exhibit 21 to the Company's Registration Statement on Form S-1 (File
                   Number 33-74276) which became effective on March 10, 1994.)

23.1+              Consent of KPMG LLP.

99.1+              Certification by Chief Executive Officer and President pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002

99.2+              Certification by Chief Financial Officer and Treasurer pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002

----------------
* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

+    Filed herewith. All other exhibits previously filed.

                        PROPHET 21, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE


                                                                            PAGE
                                                                            ----

Independent Auditors' Report.................................................F-2

Consolidated Balance Sheets as of
   June 30, 2001 and 2002....................................................F-3

Consolidated Statements of Operations for the
   years ended June 30, 2000, 2001 and 2002..................................F-4

Consolidated Statements of Stockholders'
   Equity for the years ended
   June 30, 2000, 2001 and 2002..............................................F-5

Consolidated Statements of Cash Flows for the
   years ended June 30, 2000, 2001 and 2002..................................F-6

Notes to Consolidated Financial Statements...................................F-7

Independent Auditors' Report.................................................S-1

Schedule II..................................................................S-2

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Prophet 21, Inc.:


We have audited the accompanying consolidated balance sheets of Prophet 21, Inc. and subsidiaries as of June 30, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prophet 21, Inc. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP


Philadelphia, Pennsylvania
August 9, 2002

                        PROPHET 21, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                                                           JUNE 30,
                                                                                     --------------------
                                                                                     2001            2002
                                                                                     ----            ----
                                                      ASSETS
Current assets
   Cash and cash equivalents ................................................      $  9,702       $ 16,220
   Marketable securities ....................................................         3,571          3,304
   Accounts receivable, net of allowance for
     doubtful accounts of $369 and $315, respectively .......................         8,761          7,440
   Inventories ..............................................................         1,207            811
   Deferred income taxes ....................................................         1,784            736
   Prepaid and other current assets .........................................         2,646            774
                                                                                   --------       --------
       Total current assets .................................................        27,671         29,285
Long-term marketable securities .............................................         1,312          4,375
Equipment and improvements, net .............................................         2,887          1,917
Software development costs, net .............................................         3,522          2,770
Other assets ................................................................           142             67
                                                                                   --------       --------
       Total assets .........................................................      $ 35,534       $ 38,414
                                                                                   ========       ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable .........................................................      $  3,133       $  1,597
   Accrued expenses and other liabilities ...................................         3,070          3,592
   Commissions payable ......................................................           422            565
   Taxes payable ............................................................           403            422
   Profit sharing plan contribution payable .................................           138            201
   Deferred income ..........................................................         1,539          2,415
                                                                                   --------       --------
       Total current liabilities ............................................         8,705          8,792
                                                                                   --------       --------
Deferred income taxes .......................................................         1,018            775
                                                                                   --------       --------
Commitments and contingent liabilities (note 5)
Stockholders' equity
   Preferred stock--$0.01 par value, 1,500,000 shares
     authorized; no shares issued or outstanding ............................          --             --
   Common stock--$0.01 par value, 10,000,000 shares authorized; 4,376,987 and
     4,450,679 shares issued, respectively; 3,776,997 and 3,850,689 shares
     outstanding, respectively ..............................................            44             44
   Additional paid-in capital ...............................................        12,110         12,624
   Retained earnings ........................................................        17,783         20,368
   Accumulated other comprehensive loss .....................................          (112)          (175)
   Treasury stock at cost, 599,990 shares ...................................        (4,014)        (4,014)
                                                                                   --------       --------
       Total stockholders' equity ...........................................        25,811         28,847
                                                                                   --------       --------
       Total liabilities and stockholders' equity ...........................      $ 35,534       $ 38,414
                                                                                   ========       ========


        The accompanying notes are an integral part of these consolidated financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      YEAR ENDED JUNE 30,
                                                             --------------------------------------
                                                               2000           2001           2002
                                                             --------       --------       --------
Revenue:
   Software and hardware ..............................      $ 18,014       $ 12,571       $ 13,492
   Service and support ................................        28,101         28,238         27,087
   Trading Partner Connect ............................          --             --            2,940
                                                             --------       --------       --------
                                                               46,115         40,809         43,519
                                                             --------       --------       --------
Cost of revenue:
   Software and hardware ..............................         8,792          7,241          5,126
   Service and support ................................        14,971         13,975         11,794
   Trading Partner Connect ............................          --             --            2,187
                                                             --------       --------       --------
                                                               23,763         21,216         19,107
                                                             --------       --------       --------
   Gross profit .......................................        22,352         19,593         24,412
                                                             --------       --------       --------
Operating expenses:
   Sales and marketing ................................        11,598         11,769          8,302
   Research and product development ...................         6,700          8,000          7,856
   General and administrative .........................         4,346          4,954          4,581
                                                             --------       --------       --------
     Total operating expenses .........................        22,644         24,723         20,739
                                                             --------       --------       --------
     Operating income (loss) ..........................          (292)        (5,130)         3,673
Interest income .......................................           397            700            386
                                                             --------       --------       --------
Income (loss) before taxes ............................           105         (4,430)         4,059
Provision (benefit) for income taxes ..................          (491)        (2,278)         1,474
                                                             --------       --------       --------
Net income (loss) .....................................      $    596       $ (2,152)      $  2,585
                                                             ========       ========       ========
Basic earnings (loss) per share:
   Net income (loss) per share ........................      $   0.16       $  (0.58)      $   0.68
                                                             ========       ========       ========
   Weighted average common shares
     outstanding ......................................         3,627          3,739          3,806
                                                             ========       ========       ========
Diluted earnings (loss) per share:
   Net income (loss) per share ........................      $   0.15       $  (0.58)      $   0.65
                                                             ========       ========       ========
   Weighted average common shares and common equivalent
     shares outstanding ...............................         3,913          3,739          3,986
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

                        PROPHET 21, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                   ACCUMULATED
                                                                                      OTHER                  COMPRE-      TOTAL
                                                            ADDITIONAL               COMPRE-                 HENSIVE      STOCK-
                                            COMMON STOCK     PAID-IN    RETAINED     HENSIVE      TREASURY   INCOME      HOLDERS'
                                          SHARES    AMOUNT   CAPITAL    EARNINGS      LOSS          STOCK    (LOSS)       EQUITY
                                          ------    ------  ----------  --------  -------------   --------   -------     --------
Balance, June 30, 1999..................   4,194   $    42    $10,734    $19,339      $  (82)      $(4,014)               $26,019
Issuance of common stock in connection
   with exercise of stock options.......     101         1        669                                                         670
Income tax benefit from stock
   options exercised....................                          144                                                         144
Employee stock purchase plan............      26                  217                                                         217
Other comprehensive loss................                                                 (39)                 $   (39)        (39)
Net income..............................                                     596                                  596         596
                                                                                                              -------
Comprehensive income....................                                                                      $   557
                                           -----   -------    -------    -------      ------       -------    =======     -------
Balance, June 30, 2000                     4,321        43     11,764     19,935        (121)       (4,014)                27,607
Issuance of common stock in connection
   with exercise of stock options.......      18                   93                                                          93
Income tax benefit from stock
   options exercised....................                           22                                                          22
Employee stock purchase plan............      38         1        231                                                         232
Other comprehensive income..............                                                   9                  $     9           9
Net loss................................                                  (2,152)                              (2,152)     (2,152)
                                                                                                              -------
Comprehensive loss......................                                                                      $(2,143)
                                           -----   -------    -------    -------      ------       ------     =======     -------
Balance, June 30, 2001                     4,377        44     12,110     17,783        (112)       (4,014)                25,811
Issuance of common stock in connection
   with exercise of stock options.......      55                  268                                                         268
Income tax benefit from stock
   options exercised....................                          146                                                         146
Employee stock purchase plan............      19                  100                                                         100
Other comprehensive loss................                                                 (63)                 $   (63)        (63)
Net loss................................                                   2,585                                2,585       2,585
                                                                                                              -------
Comprehensive income....................                                                                      $ 2,522
                                           -----   -------    -------    -------      ------       -------    =======
Balance, June 30, 2002 .................   4,451   $    44    $12,624    $20,368      $ (175)      $(4,014)               $28,847
                                           =====   =======    =======    =======      =======      =======                =======

        The accompanying notes are an integral part of these consolidated financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               YEAR ENDED JUNE 30,
                                                      --------------------------------------
                                                        2000           2001           2002
                                                      --------       --------       --------
Cash flows from operating activities:
Net income (loss) ..............................      $    596       $ (2,152)      $  2,585
                                                      --------       --------       --------
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Depreciation and amortization ................         3,105          2,483          2,027
  Gain on sale of equipment ....................            (2)          --             --
  Provision for losses on accounts receivable ..           904            639            488
  Deferred taxes ...............................        (1,039)          (299)           805
  Tax benefit deriving from exercise and sale of
    stock option shares ........................           144             22            146
(Increases) decreases in operating assets:
  Accounts receivable ..........................         6,021          3,315            833
  Inventories ..................................           (33)          (509)           396
  Prepaid expenses and other current assets ....           121         (1,514)         1,872
  Other assets .................................          (233)           126             75
Increases (decreases) in operating liabilities:
 Accounts payable ..............................          (353)           748         (1,536)
 Accrued expenses ..............................          (160)         1,229            665
 Taxes payable .................................          (387)          (416)            19
 Profit sharing plan contribution payable ......          (245)           (20)            63
 Deferred income ...............................           794            (74)           876
                                                      --------       --------       --------
 Total adjustments .............................         8,637          5,730          6,729
                                                      --------       --------       --------
Net cash provided by operating activities ......         9,233          3,578          9,314
                                                      --------       --------       --------
Cash flows from investing activities:
 Purchases of equipment and improvements, net ..        (1,711)        (1,331)          (271)
 Software development costs ....................          (381)        (3,168)          --
 Purchase of marketable securities .............        (4,690)        (1,500)        (6,375)
 Maturity of marketable securities .............         2,400          3,570          3,545
                                                      --------       --------       --------
Net cash used by investing activities ..........        (4,382)        (2,429)        (3,101)
                                                      --------       --------       --------
Cash flows from financing activities:
 Employee stock purchase plan ..................           217            232            100
 Stock options exercised .......................           670             93            268
                                                      --------       --------       --------
Net cash  provided by financing activities .....           887            325            368
                                                      --------       --------       --------
Effect of exchange rate changes on cash ........           (39)             9            (63)
                                                      --------       --------       --------
Net increase in cash and cash equivalents ......         5,699          1,483          6,518
Cash and cash equivalents at beginning of period         2,520          8,219          9,702
                                                      --------       --------       --------
Cash and cash equivalents at end of period .....      $  8,219       $  9,702       $ 16,220
                                                      ========       ========       ========
Supplemental cash flow disclosures:
  Income taxes paid (refunded) .................      $    647       $    326       $ (1,379)
                                                      ========       ========       ========



        The accompanying notes are an integral part of these consolidated financial statements.

                        PROPHET 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)


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

     CASH AND CASH EQUIVALENTS:

     For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with an initial maturity of three months or less to be cash equivalents.

     MARKETABLE SECURITIES:

     Marketable securities consist primarily of state governmental debt instruments with an initial maturity of more than three months. The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates. All of the Company's marketable securities are classified as held-to-maturity as of the balance sheet date and are reported at cost plus an adjustment for amortization, which approximates fair market value. The Company's marketable securities are scheduled to mature over the next 13 months.

     INVENTORIES:

     Inventories primarily consist of purchased hardware and software. Inventories are stated at the lower of cost or market. Cost is determined using average cost.

     EQUIPMENT AND IMPROVEMENTS:

     Equipment and improvements are recorded at cost and are depreciated using the straight line method over their estimated useful lives of three to ten years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term (including

                        PROPHET 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

renewal periods in certain instances). When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations for the period. The cost of maintenance and repairs is charged to expense as incurred, whereas significant renewals and betterments are capitalized.

     CAPITALIZED SOFTWARE:

     The Company capitalizes software development costs associated with a new product pursuant to SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Such costs are capitalized only after technological feasibility has been established. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis over the estimated economic life of the product.

     Under the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose. These capitalized costs are amortized on a straight-line basis over the economic useful life of five years beginning when the asset is ready for its intended use.

     Amortization of capitalized software development costs ($1,279, $879 and $752 for the years ended June 30, 2000, 2001 and 2002, respectively) is charged to cost of sales. For the years ended June 30, 2001 and 2002, the Company capitalized $3,168 and $0, respectively, of software development costs. All other research and product development costs, including amounts related to assets that will not be utilized and have no alternative use, have been expensed.

     When events or circumstances so indicate, the Company assesses the potential impairment of its intangible assets and other long-lived assets based on anticipated undiscounted cash flows from such assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. At June 30, 2002, no impairment was indicated.

                        PROPHET 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     REVENUE RECOGNITION AND DEFERRED INCOME:

     Revenue from software licensing and related services is generally accounted for under SOP 92-7, "Software Revenue Recognition" as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 97-2, as amended, requires that revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence of fair values of the elements.

     Revenue from software is recognized when a contract has been executed, the product has been shipped to customers, uncertainty surrounding customer acceptance becomes insignificant, payment terms are fixed or determinable and collection of the related receivable is probable. Maintenance revenues from hardware and software support fees are deferred and recognized ratably over the contract period. As the functionality of the hardware is not dependent on any other services provided by the Company, hardware sales are recognized upon shipment. Revenue allocated to professional services is recognized as the services are provided.

     Deferred income represents advance payments by customers for maintenance.

     WARRANTY:

     The Company warrants the hardware that it sells and its proprietary software against design defects. A provision for future claims is recorded based upon historical experience.

     COMPREHENSIVE INCOME:

     SFAS No. 130, "Reporting Comprehensive Income" requires net foreign exchange translation gains or losses to be included in accumulated other comprehensive loss in the consolidated balance sheets and in the disclosure of comprehensive income (loss). The totals of other comprehensive loss items and comprehensive income (loss) are displayed separately in the consolidated statements of stockholders' equity.

     INCOME TAXES:

     The Company utilizes the asset and liability approach for income taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities and operating loss and tax credit carryforwards.

     NET INCOME (LOSS) PER SHARE:

     Net income (loss) per share is computed in accordance with SFAS No. 128 "Earnings per Share." Under SFAS No. 128, basic earnings (loss) per share excludes dilution and is computed

                        PROPHET 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during each year. The dilutive effect of stock options is calculated using the treasury stock method. The following table sets forth the computation of basic and diluted earnings (loss) per share:


                                                              YEAR ENDED JUNE 30,
                                                -------------------------------------------
                                                   2000            2001             2002
                                                   ----            ----             ----
Net income (loss) ........................      $      596      $   (2,152)      $    2,585
                                                ==========      ==========       ==========

Weighted average common shares outstanding       3,626,772       3,739,311        3,805,939
Effect of dilutive securities:
   Stock options .........................         285,883            --            179,798
                                                ----------      ----------       ----------
Weighted average common and common
  equivalent shares outstanding ..........       3,912,655       3,739,311        3,985,737
                                                ==========      ==========       ==========
Basic earnings (loss) per share ..........      $     0.16      $    (0.58)      $     0.68
Diluted earnings (loss) per share ........      $     0.15      $    (0.58)      $     0.65

     For the years ended June 30, 2000, 2001 and 2002, 75,500, 868,512 and
152,667 stock options, respectively, were excluded from the diluted earnings
(loss) per share calculation because they were antidilutive.

2. EQUIPMENT AND IMPROVEMENTS:

     A summary of the major components of equipment and improvements are as follows:

                                                       JUNE 30,
                                               -----------------------
                                                 2001           2002
                                                 ----           ----

Equipment ...............................      $  2,002       $  2,037
Computer systems ........................         8,817          8,981
Furniture and fixtures ..................         1,330          1,312
Leasehold improvements ..................           840            884
                                               --------       --------
                                                 12,989         13,214
Accumulated depreciation and amortization       (10,102)       (11,297)
                                               --------       --------
                                               $  2,887       $  1,917
                                               ========       ========

     Depreciation and amortization expense of $1,735, $1,522 and $1,240 were charged to operations for the years ended June 30, 2000, 2001 and 2002, respectively.

                        PROPHET 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)


3. ACCRUED EXPENSES AND OTHER LIABILITIES:

     A summary of the major components of accrued expenses and other liabilities are as follows:


                                                                 JUNE 30,
                                                           --------------------
                                                            2001          2002
                                                           ------        ------
  Accrued salaries .................................       $  851        $1,973
  Accrued vacation .................................          534           386
  Other ............................................        1,685         1,233
                                                           ------        ------
    Total ..........................................       $3,070        $3,592
                                                           ======        ======


4.  INCOME TAXES:

     The components of the provision (benefit) for income taxes are as follows:

                                               YEAR ENDED JUNE 30,
                                   -------------------------------------------
                                     2000              2001              2002
                                   -------           -------           -------
Federal:
   Current ...............         $   402           $(2,169)          $   622
   Deferred ..............            (893)              172               771
                                   -------           -------           -------
                                      (491)           (1,997)            1,393
                                   -------           -------           -------
State:
   Current ...............             129              --                  47
   Deferred ..............            (129)             (281)               34
                                   -------           -------           -------
                                      --                (281)               81
                                   -------           -------           -------
                                   $  (491)          $(2,278)          $ 1,474
                                   =======           =======           =======

     The income tax benefit related to the exercise of stock options amounted to $144, $22 and $146 for 2000, 2001 and 2002, respectively, and was credited to additional paid-in capital.

                        PROPHET 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)


4. INCOME TAXES (CONTINUED):

     The provision (benefit) for income taxes differs from the amount computed using the statutory Federal income tax rate as follows:

                                                      YEAR ENDED JUNE 30,
                                               -------------------------------
                                                2000         2001         2002
                                                ----         ----         ----
Statutory tax rate ......................         34%         (34)%         34%
State taxes, net of Federal benefit .....        (41)          (6)           2
Research and development credit .........       (371)         (11)        --
Provision to return adjustment ..........        (95)          --         --
Non-deductible expense ..................          5            2            2
Other ...................................       --             (2)          (2)
                                                ----         ----         ----
                                                (468)%        (51)%         36%
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

                                                                JUNE 30,
                                                         ----------------------
                                                          2001            2002
                                                         -------        -------
Deferred tax assets:
  Allowance for doubtful accounts ................       $   142        $   125
  Accrued vacation ...............................            94             72
  Inventory capitalization .......................            22             16
  State net operating loss carryforward ..........           432            511
  Research and development credit carryforward ...         1,035           --
  Litigation fees ................................            57             12
  Charitable contributions .......................             2           --
  Depreciation ...................................           304            327
                                                         -------        -------
     Total deferred tax assets ...................         2,088          1,063
Deferred tax liability:
  Software development costs .....................        (1,322)        (1,102)
                                                         -------        -------
     Net deferred tax asset (liability) ..........       $   766        $   (39)
                                                         =======        =======

                        PROPHET 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)


4. INCOME TAXES (CONTINUED):

     In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, the Company will need to generate future taxable income prior to the expiration of the net operating loss carryforward, which expires at various years through 2021. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, management believes it is more likely than not the Company will realize the benefit of the deferred tax asset at June 30, 2002. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

5. COMMITMENTS AND CONTINGENCIES:

     LEASING ARRANGEMENTS:

     The Company leases its primary facility from a related party under a lease that expires on June 30, 2003. The lease agreement includes a five-year renewal provision at the Company's option. The future minimum payment under noncancelable operating leases at June 30, 2002 is:

FISCAL YEAR
-----------

2003...............................                490
                                             ---------
                                             $     490
                                             =========

     Rent expenses, including the above related party transaction, for the years ended June 30, 2000, 2001 and 2002 were $562, $540 and $543, respectively.

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

                        PROPHET 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)


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

7. EMPLOYEE BENEFIT PLANS:

     The Company has a qualified profit sharing plan covering employees who meet certain eligibility requirements. Contributions are at the discretion of the Board of Directors and may not exceed the maximum amount allowable for federal income tax deduction. The Company did not make any contributions to its qualified profit sharing plan for the years ended June 30, 2000, 2001 and 2002.

     The Company maintains a 401(k) Retirement Savings Plan. The Company's contributions are at the discretion of management and were $150, $138 and $200 for the years ended June 30, 2000, 2001 and 2002, respectively.

8. STOCKHOLDERS' EQUITY:

     PREFERRED STOCK:

     The Company has an authorized class of 1,500,000 shares of preferred stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine. As of June 30, 2002, no shares of preferred stock have been issued.

     STOCK OPTION PLAN:

     Under the Company's 1993 Stock Plan (the "Plan"), the Company has reserved 1,200,000 shares of common stock for issuance of both incentive and non-qualified options. Under the Plan, options to purchase shares of common stock may be granted to key employees and consultants. The Plan provides that the exercise price of incentive options shall not be less than the fair market value of the shares on the date of the grant, that the exercise price of non-qualified options shall not be less than 75% of the fair market value of the shares on the date of grant and, in either case, that no portion of such options may be exercised beyond ten years from the date of grant.

                        PROPHET 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)


8. STOCKHOLDERS' EQUITY (CONTINUED):

     Under the Plan, the Company is authorized to issue shares of common stock pursuant to awards granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock-based awards.

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for the Plan. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which, if fully adopted by the Company, would change the method the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company did not elect these provisions of SFAS No. 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 in fiscal years 2000, 2001 and 2002 are required by SFAS No. 123 and are presented below.

     The Company granted stock options in 2000, 2001 and 2002 to employees and directors. The stock options granted in 2000, 2001 and 2002 have a contractual term of ten years. All options granted to the employees and directors have an exercise price not less than the fair market value of the stock at the grant date. The options granted in 2000, 2001 and 2002 vest one-third each year, beginning on the first anniversary of the date of grant.

     In accordance with APB 25, the Company has not recognized any compensation cost for the stock options granted in 2000, 2001 and 2002.

                        PROPHET 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)


8. STOCKHOLDERS' EQUITY (CONTINUED):

     A summary of the status of the Company's stock options as of June 30, 2000, 2001 and 2002 and the changes during the years then ended is presented below:

                                                                                        WEIGHTED
                                                                 EXERCISE PRICE          AVERAGE
                                             SHARES                PER SHARE         EXERCISE PRICE
---------------------------------------------------------------------------------------------------
Options outstanding at June 30, 1999        754,200           $4.125  to  $16.125           $7.816
                             Granted        148,000           $9.250  to  $22.375          $13.948
                            Canceled        (57,500)                      $16.000          $16.000
                           Exercised       (100,688)          $4.500  to  $16.125           $6.470
---------------------------------------------------------------------------------------------------
Options outstanding at June 30, 2000        744,012           $4.125  to  $22.375           $8.585
                             Granted        129,500           $6.500  to  $15.875          $15.207
                            Canceled       (120,334)          $8.500  to  $22.375          $16.288
                           Exercised        (17,601)          $4.750  to   $8.500           $5.251
---------------------------------------------------------------------------------------------------
Options outstanding at June 30, 2001        735,577           $4.125  to  $22.375           $8.571
                             Granted         36,000                        $9.900           $9.900
                           Exercised        (54,425)          $4.750  to   $5.375           $4.920
---------------------------------------------------------------------------------------------------
Options outstanding at June 30, 2002        717,152           $4.125  to  $22.375           $8.914
===================================================================================================
Options exercisable at June 30, 2000        532,567           $4.125  to  $22.375           $6.500
                                2001        565,020           $4.125  to  $22.375           $6.919
                                2002        585,491           $4.125  to  $22.375           $8.012
===================================================================================================


     The following table summarizes information concerning outstanding and exercisable options as of June 30, 2002:

----------------------------------------------------------------------------------------------------------------
                                   OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                      ------------------------------------------------------------------------------------------
                                       WEIGHTED
                                       AVERAGE            WEIGHTED                                 WEIGHTED
     RANGE OF         NUMBER OF        REMAINING      AVERAGE EXERCISE          NUMBER OF          AVERAGE
  EXERCISE PRICES      OPTIONS        LIFE (YEARS)         PRICE                 OPTIONS        EXERCISE PRICE
----------------------------------------------------------------------------------------------------------------
 $4.125 to  $5.250      193,885          4.008            $ 4.949                  193,885          $ 4.949
 $6.500 to   $9.90      365,600          3.937            $ 7.892                  303,936          $ 7.585
$15.875 to $22.375      157,667          7.434            $16.161                   87,670          $16.265
                        -------          -----            -------                  -------          -------
 $4.125 to $22.375      717,152          4.724            $ 8.914                  585,491          $ 8.012
----------------------------------------------------------------------------------------------------------------

                        PROPHET 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)


8. STOCKHOLDERS' EQUITY (CONTINUED):

     Had compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would approximate the pro forma amounts below:

                                                                     JUNE 30,
                                                   ----------------------------------------
                                                      2000            2001          2002
                                                   ----------      ----------    ----------
Net income (loss):                    As reported      $596        $(2,152)        $2,585
                                      Pro forma         533         (2,373)         2,394

Basic earnings (loss) per share:      As reported     $0.16         $(0.58)         $0.68
                                      Pro forma        0.15          (0.63)          0.63

Diluted earnings (loss) per share:    As reported     $0.15         $(0.58)         $0.65
                                      Pro forma        0.14          (0.63)          0.60

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal years ended June 30, 2000, 2001 and 2002: dividend yield of 0.00%; risk-free interest rates of 6.30%, 5.39% and 4.82%, respectively; the expected life of options is estimated to be four years; and a volatility factor of 60.61%, 61.82% and 58.27%, respectively.

     The weighted average fair value of options granted during the fiscal years ending June 30, 2000, 2001 and 2002 was $7.29, $7.91 and $9.90, respectively.

     STOCK REPURCHASE PROGRAM:

     In fiscal 1997, the Company's Board of Directors approved resolutions to repurchase up to 600,000 shares of the Company's Common Stock in open market purchases. As of June 30, 2002, the Company had repurchased 599,990 shares at a cost of $4,014.

     1997 EMPLOYEE STOCK PURCHASE PLAN:

     In fiscal 1997, the Company's Board of Directors and stockholders approved the adoption of the 1997 Employee Stock Purchase Plan (the "1997 Plan") to make available 100,000 shares of the Company's common stock for purchase by the Company's employees. Subsequently, the Board of Directors and stockholders approved an increase in the number of shares available under the 1997 Plan from 100,000 shares to 200,000 shares. As of June 30, 2002, approximately 95,000 shares remain available.

                        PROPHET 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In Thousands, Except Share and Per Share Amounts)


9. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The following table presents certain unaudited quarterly condensed consolidated financial information for each of the quarters in the two-year period ended June 30, 2002. This information is derived from unaudited consolidated financial statements of the Company that include, in the opinion of the Company, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results of operations for such periods. The operating results for any quarter are not necessarily indicative of results which may be obtained for any future period. Although the Company has not experienced fluctuations in quarterly results due to seasonality, the Company's quarterly results may fluctuate as a result of other factors, including the timing of orders, delays of shipments to customers due to delays in delivery of hardware components by the Company's vendors, delays in new software releases, new product introductions by the Company or its competitors or levels of market acceptance for new products, or the hiring of additional staff. Furthermore, certain of the Company's costs, including personnel and facilities, are relatively fixed in nature and, therefore, a decline in revenue in any fiscal quarter typically results in lower profitability in that quarter.


                                                                              QUARTER ENDED
                                      SEPT. 30,   DEC. 31,     MAR. 31,    JUNE 30,   SEPT. 30,  DEC. 31,   MAR. 31,    JUNE 30,
                                        2000         2000        2001       2001        2001       2001       2002       2002
                                      --------    --------    --------    --------    --------   --------   --------   --------
Revenue ...........................   $  8,208    $ 11,101    $ 10,736    $ 10,764    $ 10,567   $ 10,485   $ 10,637   $ 11,830
                                      --------    --------    --------    --------    --------   --------   --------   --------
Gross profit ......................      3,060       5,899       5,623       5,011       5,517      5,539      6,146      7,210
                                      --------    --------    --------    --------    --------   --------   --------   --------
Operating income (loss) ...........     (2,499)        257        (829)     (2,059)        250        543      1,245      1,635
                                      --------    --------    --------    --------    --------   --------   --------   --------
Net income (loss) .................     (1,480)        289        (420)       (541)        238        405        839      1,103
                                      --------    --------    --------    --------    --------   --------   --------   --------
Basic net income (loss)
per share .........................   $  (0.40)   $   0.08    $  (0.11)   $  (0.14)   $   0.06   $   0.11   $   0.22   $   0.29
                                      --------    --------    --------    --------    --------   --------   --------   --------
Diluted net income (loss)
per share .........................   $  (0.40)   $   0.08    $  (0.11)   $  (0.14)   $   0.06   $   0.10   $   0.21   $   0.27
                                      --------    --------    --------    --------    --------   --------   --------   --------

                        INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Prophet 21, Inc.:


     Under date of August 9, 2002, we reported on the consolidated balance sheets of Prophet 21, Inc. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2002, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included herein. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP


Philadelphia, Pennsylvania
August 9, 2002

                                                                     SCHEDULE II

                                PROPHET 21, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Allowance for Doubtful Accounts

                          BALANCE AT     CHARGED TO
  YEAR ENDED             BEGINNING OF     COSTS AND       DEDUCTIONS      BALANCE AT
   JUNE 30,                 PERIOD        EXPENSES        WRITE-OFFS    END OF PERIOD
-------------           -------------    ----------       ----------    -------------
2000..................    $ 260,991        $ 904,415       $ 767,166      $ 398,240
2001..................      398,240          638,660         667,552        369,348
2002..................      369,348          488,421         543,236        314,533

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of September, 2002.



                                            PROPHET 21, INC.



                                            By:
                                                --------------------------------
                                                Charles L. Boyle, III, President
                                                    and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                              TITLE                                     DATE
       ---------                              -----                                     ----
/s/ CHARLES L. BOYLE, III           President, Chief Executive Officer          September 30, 2002
------------------------------      and Director (Principal Executive
    Charles L. Boyle, III           Officer)


/s/ THOMAS M. GIULIANI              Chief Financial Officer and                 September 30, 2002
------------------------------      Treasurer (Principal Financial and
    Thomas M. Giuliani              Accounting Officer)


/s/ JOHN E. MEGGITT, PH.D.          Chairman of the Board and Director          September 30, 2002
------------------------------
    John E. Meggitt, Ph.D.

/s/ DOROTHY M. MEGGITT              Secretary and Director                      September 30, 2002
------------------------------
    Dorothy M. Meggitt

/s/ DAVID D. GATHMAN                Director                                    September 30, 2002
------------------------------
    David D. Gathman

/s/ DANIEL J. MALCOLM               Director                                    September 30, 2002
------------------------------
    Daniel J. Malcolm

/s/ DONALD M. GLEKLEN               Director                                    September 30, 2002
------------------------------
    Donald M. Gleklen