Form 10-K/A
period 2002-06-30
PROPHET 21 INC
filed 2002-10-28
CIK 917823

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

                                   FORM 10-K/A

                                (Amendment No. 1)

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002
                         Commission file number 0-23306

                                PROPHET 21, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)


              Delaware                                   23-2746447
---------------------------------------     ------------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)

 19 West College Avenue, Yardley, Pennsylvania                      19067
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)


                                 (215) 493-8900
                         (Registrant's Telephone Number,
                              Including Area Code)


          Securities registered pursuant to Section 12(b) of the Act:


                                                      Name of each exchange
  Title of each class                                  on which registered
-----------------------------                   --------------------------------
           None                                               None

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

             Yes:      X                           No:
                  -----------                            ----------

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


Documents incorporated by reference:  None.

********************************************************************************

Items 10, 11, 12 and 13 of Part III of the Annual Report on Form 10-K for the fiscal year ended June 30, 2002 of Prophet 21, Inc. (the "Company" or the "Registrant") previously filed with the Securities and Exchange Commission are hereby amended and restated in their entirety as follows:

********************************************************************************

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------  --------------------------------------------------

DIRECTORS


                                                     SERVED AS A                   POSITIONS WITH
   NAME                                AGE          DIRECTOR SINCE                  THE COMPANY
   ----                                ---          --------------                  -----------

   John E. Meggitt, Ph.D.              71                1967            Chairman of the Board and Director

   Charles L. Boyle, III               49                1993            President, Chief Executive
                                                                         Officer and Director

   Dorothy M. Meggitt                  68                1967            Secretary and Director

   David D. Gathman                    54                2001            Director

   Daniel J. Malcolm                   51                2001            Director

   Donald M. Gleklen                   65                2001            Director

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

         MR. GATHMAN was elected to the Board of Directors of the Company in January 2001. Mr. Gathman is Vice President and Chief Financial Officer of Targeted Diagnostics & Therapeutics, Inc. (TDT). TDT has developed molecular-based technologies for the targeted detection, diagnosis and treatment of colorectal cancer, gastrointestinal cancers and certain infectious diseases. From February 2001 to May 2002, Mr. Gathman was Senior Vice President and Chief Financial Officer of the Federal Reserve Bank of Philadelphia. He was responsible for the internal financial operations, planning and building and security operations of the Bank. From January 1999 to January 2001, Mr. Gathman was Chief Financial Officer of Internet Capital Group, Inc. (ICGE). ICGE is an Internet company actively engaged in business-to-business e-commerce through a network of partner companies. From April 1994 to December 1998, he was Executive Vice President and Chief Financial Officer and a member of the Board of Directors of Integrated Systems Consulting Group, Inc., an information services consulting firm that provides software applications integration and development primarily in the pharmaceutical and life sciences industries. From December 1982 through March 1994, Mr. Gathman was Vice President - Finance and Chief Financial Officer of SunGard Data Systems, Inc., a global leader in integrated IT solutions for financial services and the pioneer and leading provider of information availability services.

         MR. MALCOLM was elected to the Board of Directors of the Company in January 2001. Mr. Malcolm is employed as Chief Marketing Officer and President, Technology Services Division, Daou Systems, Inc. Prior to that, Mr. Malcolm served as Senior Vice President of Sales Development for COVAD, a national DSL broadband service provider, a position he held since COVAD's purchase of LaserLink.net in March 2000. From April 1999 to March 2000, Mr. Malcolm served as Vice Chairman and Chief Operating Officer for LaserLink.net, a provider of broadband Internet access. Before joining LaserLink.net in April 1999, he was Corporate Vice President of Central and Eastern Customer Operation for Shared Medical Systems (SMS), where he directed the company's sales and marketing operations. Mr. Malcolm also served as Executive Vice President and Chief Operating Officer of American Healthware Systems before it was acquired by SMS. Prior to American Healthware Systems and SMS, Mr. Malcolm served as President of Integra, a mental health substance abuse provider. Mr. Malcolm also had positions in marketing and sales management with IBM for 14 years.

         MR. GLEKLEN was elected to the Board of Directors of the Company in June 2001. Mr. Gleklen is a strategic business advisor and private investor and has extensive experience as a senior corporate executive, banker and lawyer. He is the retired Chairman and Chief Executive Officer of IntelliHealth, Inc., an internet company providing healthcare content to consumers that was a joint venture of Aetna US Healthcare and Johns Hopkins Health System. He also currently serves on the board of directors of

Moyco Technologies, which is a manufacturer of commercial coated abrasives. Mr. Gleklen holds a B.A. from Cornell University and a law degree from Columbia University.

EXECUTIVE OFFICERS

         The following table identifies the current executive officers of the
Company:


                                                          CAPACITIES IN                 IN CURRENT
   NAME                                  AGE               WHICH SERVED               POSITION SINCE
   ----                                  ---               ------------               --------------

   John E. Meggitt, Ph.D.                 71       Chairman of the Board and               1967
                                                   Director

   Charles L. Boyle, III                  49       President, Chief Executive              1996
                                                   Officer and Director

   Thomas M. Giuliani (1)                 45       Chief Financial Officer and             1996
                                                   Treasurer

   Dorothy M. Meggitt                     68       Secretary and Director                  1967


   Doug Levin (2)                         41       Executive Vice President                2001

   Russell K. Mellott (3)                 33       Vice President of  Software             2001
                                                   Development

   William Patton (4)                     43       Vice President of                       2001
                                                   Professional Services

(1) Mr. Giuliani joined the Company in 1989 and currently serves as its Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Giuliani held various accounting and financial positions with Deloitte & Touche, Commodore International Ltd., Fox Chase Cancer Center and Robinson Alarm Company.

(2) Mr. Levin joined the Company in 1986 and currently serves as its Executive Vice President. Prior to joining the Company, Mr. Levin held a programming position at Unisys.

(3) Mr. Mellott joined the Company in 1991 and currently serves as its Vice President of Software Development.

(4) Mr. Patton joined the Company in 1985 and currently serves as its Vice President of Professional Services.

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

         Based solely on the Company's review of the copies of such forms received by the Company and upon written representations of the Company's Reporting Persons received by the Company, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such Reporting Persons during fiscal 2002.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF COMPENSATION IN FISCAL 2002, 2001 AND 2000

         The following Summary Compensation Table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to each person who served as the Company's Chief Executive Officer at any time during fiscal 2002 and each other executive officer of the Company whose aggregate cash compensation exceeded $100,000 (collectively, the "Named Executives") during the fiscal years ended June 30, 2002, 2001 and 2000.


-----------------------------------------------------------------------------------------------------------------------
                                              SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------
                                                           Annual Compensation              Long-Term
                                                                                           Compensation
                                                   ------------------------------------- -----------------
                                                                              Other          Awards
                                                                              Annual     ----------------- ------------
                                                                              Compen-       Securities
                                                                              sation        Underlying      All Other
      Name and Principal Position          Year       Salary       Bonus       ($)           Options       Compensation
                  (a)                       (b)       ($)(c)       ($)(d)     (e)(1)         (#)(g)        ($)(i)(2)
----------------------------------------- -------- ------------- ----------- ----------- ----------------- ------------
Charles L. Boyle, III, President and
    Chief Executive Officer................2002      $220,405     $ 31,625     -- --          -- --          $6,747
                                           2001      $230,147     $ 55,000     -- --         25,000          $6,747
                                           2000      $230,198     $ 55,000     -- --         15,000          $9,733

Thomas M. Giuliani, Chief Financial
    Officer and Treasurer..................
                                           2002      $138,964     $ 10,875     -- --          -- --          $3,001
                                           2001      $144,837     $ 18,750     -- --         15,000          $3,031
                                           2000      $143,279     $ 18,750     -- --         10,000          $5,747

Doug Levin, Vice President.................2002     $172,507      $ 24,750       -- --        -- --          $2,791
                                           2001     $180,428      $ 41,250       -- --       20,000          $2,996
                                           2000     $171,875      $ 41,250       -- --       10,000          $5,534

Russell K. Mellott, Vice President.........2002     $134,281      $  5,850       -- --        7,500          $2,250
                                           2001     $129,524      $ 21,000       -- --        5,000          $1,910
                                           2000     $116,922      $ 12,500       -- --        5,000          $2,959

William Patton, Vice President.............2002     $110,630      $  5,000       -- --        7,500          $1,933
                                           2001     $104,842      $ 24,500       -- --        5,000          $1,643
                                           2000     $ 98,959      $ 10,125       -- --        2,500          $3,158
----------------------------------------- -------- ------------- ----------- ----------- ----------------- ------------

(1) The value of certain personal benefits is not included since the aggregate amount of such compensation did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for such named executive officer in columns (c) and (d).

(2) Includes Company contributions to its 401(k) plan and supplemental life insurance and long-term disability premiums paid by the Company on behalf of its executive officers.


OPTION GRANTS IN FISCAL 2002

         The following table sets forth information concerning individual grants of stock options during fiscal 2002 to each of the Named Executives. The Company has never granted any stock appreciation rights.


-----------------------------------------------------------------------------------------------------------------------
                                          OPTION GRANTS IN LAST FISCAL YEAR
-----------------------------------------------------------------------------------------------------------------------
                                                                                                Potential Realizable
                                     Individual Grants                                         Value at Assumed Annual
                                                                                                Rates of Stock Price
                                                                                               Appreciation for Option
                                                                                                     Term(2)
-------------------------------------------------------------------------------------------- --------------------------
                              Number of
                             Securities
                             Underlying      % of Total
                               Options     Options Granted     Exercise or
                               Granted     To Employees in     Base Price      Expiration
           Name                (#)(1)        Fiscal Year         ($/Sh)           Date          5%($)        10%($)
           (a)                   (b)             (c)              (d)             (e)            (f)          (g)
--------------------------- -------------- ----------------- --------------- --------------- ------------ -------------
Charles L. Boyle, III....        --               --               --              --            --            --
--------------------------- -------------- ----------------- --------------- --------------- ------------ -------------
Thomas M. Giuliani.......        --               --               --              --            --            --
--------------------------- -------------- ----------------- --------------- --------------- ------------ -------------
Doug Levin...............        --               --               --              --            --            --
--------------------------- -------------- ----------------- --------------- --------------- ------------ -------------
Russell K. Mellott.......       7,500            20.8            9.900          11/20/11       46,695       118,335
--------------------------- -------------- ----------------- --------------- --------------- ------------ -------------
William Patton...........       7,500            20.8            9.900          11/20/11       46,695       118,335
--------------------------- -------------- ----------------- --------------- --------------- ------------ -------------

(1) The options disclosed herein were granted pursuant to the Company's 1993 Plan and become exercisable to the extent of one-third of the options on the first anniversary from the date of grant (November 20, 2001) with an additional one-third of the options granted becoming exercisable on each of the second and third anniversary of the date of grant. The options terminate on the expiration date, subject to earlier termination on the optionee's death, disability or termination of employment with the Company. Options are not assignable or otherwise transferable except by will or the laws of descent and distribution.

(2) Based on a grant date fair market value of $9.900. Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, in accordance with the SEC's rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the option holders continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

AGGREGATED OPTION EXERCISES IN FISCAL 2002 AND FISCAL YEAR END OPTION VALUES

         The following table sets forth information concerning each exercise of options during fiscal 2002 by each of the Named Executives and the year-end number and value of unexercised options held by each of the Named Executives.


-------------------------------------------------------------------------------------------------------------------------
                                    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                           AND FISCAL YEAR-END OPTION VALUES
-------------------------------------------------------------------------------------------------------------------------
                                                                       Number of Securities      Value of Unexercised
                                                                      Underlying Unexercised    In-The-Money Options at
                                                                         Options at Fiscal              Fiscal
                                                                             Year-End                  Year-End
                                         Shares                                 (#)                     ($)(1)
                                       Acquired on        Value            Exercisable/              Exercisable/
                Name                    Exercise       Realized($)         Unexercisable             Unexercisable
                (a)                      (#)(b)            (c)                  (d)                       (e)
------------------------------------- -------------- ---------------- ------------------------ --------------------------
Charles L. Boyle, III...........           --              --             232,333/21,667          $1,153,300/$13,650
Thomas M. Giuliani..............           --              --              62,667/13,333            $274,302/$9,100
Doug Levin......................         35,500         $283,813           66,833/16,667            $273,685/$9,100
Russell K. Mellott..............           --              --              6,000/12,500             $9,100/$20,150
William Patton..................          1,000          $8,110            5,833/11,667             $4,550/$17,875
------------------------------------- -------------- ---------------- ------------------------ --------------------------

----------
(1) Based on a closing price of $11.98 per share of Common Stock as listed on the Nasdaq National Market at June 30, 2002.

COMPENSATION OF DIRECTORS

         Non-employee Directors receive an annual fee of $5,000 for services on the Board of Directors or any committee thereof plus $1,000 and reimbursement of their expenses for each meeting attended. The Company may from time to time, and at the discretion of the Board of Directors, grant stock options to Directors for their service on the Board of Directors. During fiscal 2002, no non-employee director owners were granted options to purchase shares of the Company's Common Stock.

EMPLOYMENT ARRANGEMENTS AND TERMINATION OF EMPLOYMENT

         Each of Dr. Meggitt, Mr. Boyle and Mr. Giuliani are employed by the Company as employees at will. In fiscal 2002, Messrs. Boyle, Giuliani, Levin, Mellott, Patton earned bonuses of $189,750, $65,250, $148,500, $16,800 and
$27,600 respectively. Such bonuses were paid to such executive officers subsequent to June 30, 2002.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee is comprised of John E. Meggitt, Ph.D., Charles L. Boyle, III, David D. Gathman, Daniel J. Malcolm and Donald M. Gleklen. Messrs. Gathman, Malcolm, and Gleklen have not served as either an officer or employee of the Company or any of its subsidiaries at any time. There are no, and during fiscal year 2002 there were no, Compensation Committee Interlocks.

         The Company's headquarters in Yardley, Pennsylvania are leased to the Company by John E. Meggitt, Ph.D., the Chairman of the Board, and Dorothy M. Meggitt, his wife and Secretary of the Company. Dr. and Mrs. Meggitt also are Directors and majority stockholders of the Company. See "Security Ownership of Certain Beneficial Owners and Management." On July 1, 1998, the Company and Dr. and Mrs. Meggitt entered into a five-year lease for the Yardley facilities. Under such lease arrangement, the Company made rental payments to Dr. and Mrs. Meggitt totaling $475,200 during the year ended June 30, 2002. In addition, the Company paid $62,929 during the year ended June 30, 2002 for property taxes due on such property. The Company believes that the terms of the lease are at least as favorable to the Company as the terms that may have been available from unrelated third parties. In addition, the Company has determined that any future transactions between the Company and its officers, Directors, principal stockholders and their affiliates shall be on terms no less favorable to the Company than could be obtained from unrelated third parties.

         In fiscal 2002, the Company paid $83,660 in salary to Peter Meggitt, the son of Dr. and Mrs. Meggitt. Mr. Meggitt serves as a systems programmer for the Company.

PERFORMANCE GRAPH

         The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the Nasdaq Composite Index and the Nasdaq Computer Index for the period beginning on June 30, 1997. In prior years, the Company used the S&P Computer Index
(capitalization weighted) rather than the Nasdaq Computer Index. The substitution was made necessary because the S&P Computer Index (capitalization weighted) is no longer available.

[GRAPHIC]


------------------------------------ ------------ ----------- ------------ ------------ ----------- -----------
                                      06/30/97     06/30/98    06/30/99     06/30/00     06/30/01    6/30/02
------------------------------------ ------------ ----------- ------------ ------------ ----------- -----------
Prophet 21, Inc.                     $ 100.00     $ 272.09    $ 134.88      $ 269.77    $ 115.72    $  222.88
------------------------------------ ------------ ----------- ------------ ------------ ----------- -----------
Nasdaq Composite Index               $ 100.00     $ 131.39    $ 186.27      $ 275.03    $ 146.88    $  101.47
------------------------------------ ------------ ----------- ------------ ------------ ----------- -----------
Nasdaq Computer Index                $ 100.00     $ 323.49    $ 236.69      $ 400.19    $ 185.14    $  116.43
------------------------------------ ------------ ----------- ------------ ------------ ----------- -----------

(1) Graph assumes $100.00 invested on June 30, 1997 in the Company's Common Stock, the Nasdaq Composite Index and the Nasdaq Computer Index.

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

         The Compensation Committee generally determines base salary levels for executive officers of the Company, who are not subject to an employment agreement, at or about the start of the fiscal year and determines actual bonuses after the end of the fiscal year based upon Company and individual performance. Each of Dr. Meggitt, Mr. Boyle, Mr. Giuliani, Mr. Levin, Mr. Mellott and Mr. Patton are employed by the Company as employees at will.

         The Company's executive officer compensation program is comprised of base salary, conditional cash bonuses, stock options granted at the discretion of the Option Committee and various other benefits, including stock purchase rights, medical insurance and a 401(k) Plan which are generally available to all employees of the Company.

         Salaries, whether established pursuant to contract or otherwise, are established in accordance with industry standards through review of publicly available information concerning the compensation of officers of comparable companies. Consideration is also given to relative responsibility, seniority, individual experience and performance. Salaries for each of Dr. Meggitt, Mr. Boyle, Mr. Giuliani, Mr. Levin, Mr. Mellott and Mr. Patton are determined by the Board of Directors. Salary increases for other executives are generally made based on increases in the industry for similar companies with similar performance profiles and/or attainment of certain division or Company goals.

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

         Compensation Committee Members
         (as currently constituted)

         John E. Meggitt, Ph.D.
         Charles L. Boyle, III
         David D. Gathman
         Daniel J. Malcolm
         Donald M. Gleklen

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         There are, as of October 23, 2002, 152 holders of record of the Company's Common Stock. The following table sets forth certain information, as of October 15, 2002, with respect to holdings of the Company's Common Stock by
(i) each person known by the Company to beneficially own more than 5% of the total number of shares of Common Stock outstanding as of such date, (ii) each of the Company's Directors (which includes all nominees), (iii) each of the Company's Named Executives, and (iv) all Directors and executive officers as a group. This information is based upon information furnished to the Company by each such person and/or based upon public filings with the Securities and Exchange Commission. Unless otherwise indicated, the address for the individuals below is that of the Company.


   Name and Address                                               Amount and Nature                    Percent
   of Beneficial Owner(1)                                      of Beneficial Ownership(1)              of Class(2)
   -------------------                                         -----------------------                 --------
   (i)    Certain Beneficial Owners:
          John E. Meggitt, Ph.D. and
          Dorothy M. Meggitt                                   1,995,770(3)                              51.2
   (ii)   Directors (which includes all nominees)
            and Named Executives:
          Charles L. Boyle, III                                  254,629 (4)                              6.1
          Thomas M. Giuliani                                      74,013 (5)                              1.9
          Doug Levin                                              76,833 (6)                              1.9
          Russell Mellott                                         11,883 (7)                               *
          William K. Patton                                       11,233 (8)                               *
          David D. Gathman                                         1,667 (9)                               *
          Daniel J. Malcolm                                        1,667 (10)                              *
          Donald M. Gleklen                                        1,667 (11)                              *
   (iii)  All current Directors and executive
            officers as a group (10 persons) (12)              2,428,855 (3)(4)(5)(6)                    61.8
                                                                         (7)(8)(9)(10)
                                                                         (11)(12)

----------
*        Less than one percent.

(1) Except as set forth in the footnotes to this table and subject to applicable community property law, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such stockholder.

(2) Applicable percentage of ownership is based on 3,901,689 shares of Common Stock outstanding on October 15, 2002, plus any presently exercisable stock options held by such holder, and options which will become exercisable within 60 days after October 15, 2002.

(3)      John E. Meggitt, Ph.D., Chairman of the Board and Director, and Dorothy
         M. Meggitt, Secretary and Director, are husband and wife. Includes 1,697,732 shares of Common Stock held by Dr. Meggitt and 298,038shares of Common Stock held by Mrs. Meggitt. Does not include shares of Common Stock owned of record by Dr. and Mrs. Meggitt's adult children (and their spouses) and grandchildren, as to which shares Dr. and Mrs. Meggitt disclaim beneficial ownership.

(4) Represents 8,962 shares of Common Stock owned of record and 245,667 shares of Common Stock subject to options which were exercisable as of October 15, 2002 or which will become exercisable within 60 days after such date. Excludes 8,333 shares underlying options which become exercisable over time after such period.

(5) Represents 3,013 shares of Common Stock owned of record and 71,000 shares of Common Stock subject to options which were exercisable as of October 15, 2002 or which will become exercisable within 60 days after such date. Excludes 5,000 shares underlying options which become exercisable over time after such period.

(6) Represents 76,833 shares of Common Stock subject to options which were exercisable as of October 15, 2002 or which will become exercisable within 60 days after such date. Excludes 6,667 shares underlying options which become exercisable over time after such period.

(7) Represents 50 shares of Common Stock owned of record and 11,833 shares of Common Stock subject to options which were exercisable as of October 15, 2002 or which will become exercisable within 60 days after such date. Excludes 6,667 shares underlying options which become exercisable over time after such period.

(8) Represents 400 shares of Common Stock owned of record and 10,833 shares of Common Stock subject to options which were exercisable as of October 15, 2002 or which will become exercisable within 60 days after such date. Excludes 6,667 shares underlying options which become exercisable over time after such period.

(9) Represents 1,667 shares of Common Stock subject to options which were exercisable as of October 15, 2002 or which will become exercisable within 60 days after such date. Excludes 3,333 shares underlying options which become exercisable over time after such period.

(10) Represents 1,667 shares of Common Stock subject to options which were exercisable as of October 15, 2002 or which will become exercisable within 60 days after such date. Excludes 3,333 shares underlying options which become exercisable over time after such period.

(11) Represents 1,667 shares of Common Stock subject to options which were exercisable as of October 15, 2002 or which will become exercisable within 60 days after such date. Excludes 3,333 shares underlying options which become exercisable over time after such period.

(12) Includes an aggregate of 421,167 shares of Common Stock underlying options granted to Directors and Executive Officers listed in the table which are exercisable as of October 15, 2002 or which will become exercisable within 60 days after such date. Excludes 43,333 shares underlying options granted to Directors and Executive Officers which become exercisable over time after such period.


EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information regarding our compensation plans under which our equity securities are authorized for issuance. The information provided is as of June 30, 2002.

                                                                                            Number of securities
                                                                                           remaining available for
                                                                                            future issuance under
                                    Number of securities           Weighted-average        equity compensation plans
                                 to be issued upon exercise        Exercise price of         (excluding securities
                                   of outstanding options,       outstanding options,      reflected in column 2 of
        Plan category                warrants and rights          warrants and rights            this table).
        -------------            --------------------------      --------------------      -------------------------
Equity Compensation Plans
Approved by Security Holders....           717,152                       $8.85                      157,334

Equity Compensation Plans Not
Approved by Security Holders....             --                           --                          --
     Total......................           717,152                       $8.85                      157,334

ITEM 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company has executed indemnification agreements with each of its Directors and executive officers pursuant to which the Company has agreed to indemnify such parties to the full extent permitted by law, subject to certain exceptions, if such party becomes subject to an action because such party is a Director, officer, employee, agent or fiduciary of the Company.

----------
Transactions involving Dr. and Mrs. Meggitt are reported in "Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

CERTIFICATION*

I, Charles L. Boyle, III, certify that:

         1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Prophet 21, Inc. (the "registrant");

         2. Based on my knowledge, this Amendment No. 1 does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report.

Date: October 28, 2002                 /s/ CHARLES L. BOYLE, III
                                       -----------------------------------------
                                           Charles L. Boyle, III
                                           Chief Executive Officer and President

-------------
* Pursuant to the transition provisions of Release No. 34-46427 (Aug. 28, 2002), the portions of this certification required by paragraphs (b)(4), (b)(5) and
(b)(6) of Exchange Act Rule 13a-14 are inapplicable to this annual report. Accordingly, the portions have been omitted from this certification.

CERTIFICATION*

I, Thomas M. Giuliani, certify that:

         1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Prophet 21, Inc. (the "registrant");

         2. Based on my knowledge, this Amendment No. 1 does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report.

Date: October 28, 2002             /s/ THOMAS M. GIULIANI
                                   ---------------------------------------------
                                       Thomas M. Giuliani
                                       Chief Financial Officer and Treasurer

-------------
* Pursuant to the transition provisions of Release No. 34-46427 (Aug. 28, 2002), the portions of this certification required by paragraphs (b)(4), (b)(5) and
(b)(6) of Exchange Act Rule 13a-14 are inapplicable to this annual report. Accordingly, the portions have been omitted from this certification.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of October, 2002.


                                         PROPHET 21, INC.



                                         By: /s/ Charles Boyle
                                            ------------------------------------
                                             Charles L. Boyle, III, President
                                                 and Chief Executive Officer