Form 10-Q
period 2002-09-30
PROPHET 21 INC
filed 2002-11-14
CIK 917823

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-23306

PROPHET 21, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	23-2746447 (I.R.S. Employer Identification No.)
19 West College Ave., Yardley, Pennsylvania (Address of Principal Executive Offices)	19067 (Zip Code)
(215) 493-8900 (Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 14, 2002:

Class	Number of Shares
Common Stock, $.01 par value	3,902,338

PROPHET 21, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

i

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements.

PROPHET 21, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	June 30, 2002	September 30, 2002
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,220	$17,732
Marketable securities	3,304	7,900
Accounts receivable, net of allowance for doubtful accounts of $315 and $288, respectively	7,440	6,061
Inventories	811	788
Deferred income taxes	736	736
Prepaid and other current assets	774	487

Total current assets	29,285	33,704
Long-term marketable securities	4,375	—
Equipment and improvements, net	1,917	1,749
Software development costs, net	2,770	2,585
Other assets	67	38

Total assets	$38,414	$38,076

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,597	$1,418
Accrued expenses and other liabilities	3,592	2,200
Commissions payable	565	365
Taxes payable	422	595
Profit sharing plan contribution payable	201	276
Deferred income	2,415	2,538

Total current liabilities	8,792	7,392

Deferred income taxes	775	775

Commitments and contingent liabilities
Stockholders' equity:
Preferred stock—$0.01 par value, 1,500,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$0.01 par value, 10,000,000 shares authorized; 4,450,679 and 4,501,679 shares issued, respectively; 3,850,689 and 3,901,689 shares outstanding, respectively	44	45
Additional paid-in capital	12,624	12,907
Retained earnings	20,368	21,146
Accumulated other comprehensive loss	(175)	(175)
Treasury stock at cost, 599,990 shares	(4,014)	(4,014)

Total stockholders' equity	28,847	29,909

Total liabilities and stockholders' equity	$38,414	$38,076

The accompanying notes are an integral part of these financial statements.

PROPHET 21, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	For the Three Months Ended September 30,
	2001	2002
Revenue:
Software	$2,291	$1,697
Service and support	6,445	6,920
Trading Partner Connect	738	552
Hardware	1,093	475

	10,567	9,644

Cost of revenue:
Software	530	409
Service and support	3,128	2,689
Trading Partner Connect	595	540
Hardware	797	459

	5,050	4,097

Gross profit	5,517	5,547

Operating expenses:
Sales and marketing	2,094	1,762
Research and development	1,940	1,839
General and administrative	1,233	815

	5,267	4,416

Operating income	250	1,131
Interest income	122	84

Income before taxes	372	1,215
Provision for income taxes	134	437

Net income	$238	$778

Basic earnings per share:
Net income per share	$0.06	$0.20

Weighted average common shares outstanding	3,782	3,865

Diluted earnings per share:
Net income per share	$0.06	$0.19

Weighted average common and common equivalent shares outstanding	3,840	4,062

The accompanying notes are an integral part of these financial statements.

PROPHET 21, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended September 30,
	2001	2002
Cash flows from operating activities:
Net income	$238	$778

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	512	470
Provision for losses on accounts receivable	224	—
Decreases (increases) in operating assets:
Accounts receivable	(75)	1,379
Inventories	9	23
Prepaid expenses and other current assets	215	287
Other assets	70	29
(Decreases) increases in operating liabilities:
Accounts payable	(1,086)	(179)
Accrued expenses	261	(1,592)
Taxes payable	(151)	173
Profit sharing plan contribution payable	166	75
Deferred income	95	123

Total adjustments	240	788

Net cash provided by operating activities	478	1,566

Cash flows from investing activities:
Purchases of equipment and improvements, net	(63)	(88)
Purchase of marketable securities	(1,000)	(2,000)
Maturity of marketable securities	1,200	1,750

Net cash provided by (used by) investing activities	137	(338)

Cash flows from financing activities:
Stock options exercised	32	284
Employee stock purchase plan	47	—

Net cash provided by financing activities	79	284

Net increase in cash and cash equivalents	694	1,512
Cash and cash equivalents at beginning of period	9,702	16,220

Cash and cash equivalents at end of period	$10,396	$17,732

Supplemental cash flow disclosures:
Income taxes paid	$0	$27

The accompanying notes are an integral part of these financial statements.

PROPHET 21, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(In thousands, except per share amounts)

Note 1—Basis of Presentation:

        The information presented for September 30, 2002, and for the three-month periods ended September 30, 2001 and 2002 is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the Company's financial position as of September 30, 2002 and the results of its operations and its cash flows for the three-month periods ended September 30, 2001 and 2002. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 2002, which were included as part of the Company's Annual Report on Form 10-K for the year ended June 30, 2002, as amended.

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

Note 2—Capitalized Software Development Costs:

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

        Under the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose. These capitalized costs are amortized on a straight-line basis over the economic useful life of five years beginning when the asset is ready for its intended use.

        Amortization of capitalized software development costs ($185 and $185 for each of the three months ended September 30, 2001 and September 30, 2002, respectively) is charged to cost of sales. For the three months ended September 30, 2001 and 2002, the Company did not capitalize any software development costs.

        When events or circumstances so indicate, the Company assesses the potential impairment of its intangible assets and other long-lived assets based on anticipated undiscounted cash flows from operations. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. At September 30, 2002, no impairment was indicated.

Note 3—Subsequent Event:

        On November 8, 2002, the Company announced that it had entered into an agreement and plan of merger (the "Merger Agreement") with an entity formed by Thoma Cressey Equity Partners Inc. and LLR Partners, Inc. to effect the merger. Under the Merger Agreement, all of the issued and outstanding shares of common stock of the Company will be acquired for cash in the amount of $16.30 per share (the "Merger Consideration"). In addition, all outstanding "in the money" options will be acquired for an amount equal to the difference between the Merger Consideration and the exercise price multiplied by the number of shares underlying such option. The merger is expected to close in the first calendar quarter of 2003. Prophet 21 management anticipates that it will continue to operate the business under its current name and, in all material respects, in accordance with its current operating structure. Certain members of management have in place change in control agreements with the Company that could be trigged by this event.

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

        Prophet 21 Trading Partner Connect is shaping the next phase of Internet commerce within the durable goods industry. Trading Partner Connect, an Internet trading network, streamlines the commerce process between distributors, their manufacturers/suppliers and end-users, thereby increasing sales and improving customer service while reducing operating costs. Distributors benefit from dead stock reduction, lower EDI VAN costs, and access to millions of items, enabling them to compete on a larger scale and improve customer service. Distributors may also develop Web sites to give end-users on-line customer service as well as ordering capabilities 24 hours a day, seven days a week. Manufacturers/suppliers benefit as well, by improving their ability to interact with distributors and more accurately predict consumer usage of their products. Trading Partner Connect offers several components: B2B Marketplace, B2B Buyer, B2B Alliance, B2B Seller and B2B Gateway.

Forward Looking Statements

        The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934,

as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to the computer industry; (ii) the availability of components and parts from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to protect its intellectual property; (v) potential infringement claims against the Company for its software development products; (vi) the Company's ability to obtain customer maintenance contracts at current levels; (vii) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients; and (viii) the completion of the merger described in Note 3 to the Financial Statements.

Results of Operations

  Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

        Revenue.    Revenue decreased by $923,000, from $10,567,000 for the three months ended September 30, 2001 (the "Comparable Quarter") as compared to $9,644,000 for the three months ended September 30, 2002 (the "Current Quarter"). Software sales revenue decreased by 25.9%, or $594,000, from $2,291,000 in the Comparable Quarter to $1,697,000 in the Current Quarter. This decrease was due to a decrease in the number of Acclaim software licenses sold. Service and support revenue increased by 7.4%, or $475,000, from $6,445,000 in the Comparable Quarter to $6,920,000 in the Current Quarter. This increase was attributable primarily to an increase in the number of new CommerceCenter customers that are taking advantage of support agreements and, to a lesser extent, increased sales of our consulting services and increased revenue from our hardware hosting services. Trading Partner Connect revenue decreased by 25.2%, or $186,000, from $738,000 in the Comparable Quarter to $552,000 in the Current Quarter. This decrease was attributable primarily to decreased sales of our B2B Seller product to our existing customer base. Hardware revenue decreased by 56.5%, or $618,000, from $1,093,000 in the Comparable Quarter to $475,000 in the Current Quarter. This decrease was attributable primarily to decreased sales of our Acclaim product to our existing customer base.

        Gross profit.    The Company's gross profit increased by 0.5%, or $30,000, from $5,517,000 in the Comparable Quarter to $5,547,000 in the Current Quarter. Gross profit margin increased from 52.2% of revenue in the Comparable Quarter to 57.5% of revenue in the Current Quarter. Gross profit from software sales decreased by 26.9%, or $473,000, from $1,761,000 in the Comparable Quarter to $1,288,000 in the Current Quarter. Gross profit margin attributable to software sales decreased from 76.9% of software revenue in the Comparable Quarter to 75.9% of software revenue in the Current Quarter. The decrease in such gross profit and gross profit margin was attributable primarily to a change in the sales mix. Gross profit from service and support revenue increased by 27.6%, or $914,000, from $3,317,000 in the Comparable Quarter to $4,231,000 in the Current Quarter. Gross profit margin attributable to service and support revenue increased from 51.5% of service and support revenue in the Comparable Quarter to 61.1% of service and support revenue in the Current Quarter. The increase in such gross profit and gross profit margin was attributable primarily to increased revenues while costs remained constant or decreased because of the efficiencies gained through customer utilization of web-based support as opposed to manual telephone-based support and decreased support costs for hardware relating to our Acclaim product. Gross profit from Trading Partner Connect revenue decreased by 91.6% or $131,000, from $143,000 in the Comparable Quarter to $12,000 in the Current Quarter. Gross profit margin attributable to Trading Partner Connect revenue decreased from 19.4% of Trading Partner Connect revenue in the Comparable Quarter to 2.2% of Trading Partner Connect revenue in the Current Quarter. The decrease in such gross profit and gross profit margin was attributable primarily to decreased sales volume as mentioned above, since many of the costs related to Trading Partner Connect are fixed in nature. Gross profit from hardware revenue decreased by 94.6%, or $280,000, from $296,000 in the Comparable Quarter to $16,000 in the Current Quarter. Gross profit margin attributable to hardware revenue decreased from 27.1% of hardware revenue in the Comparable Quarter to 3.4% of hardware revenue in the Current Quarter. The decrease in such gross profit and gross profit margin was attributable primarily to decreased sales volume as the Company continues to sell less of its Acclaim product and more of its CommerceCenter product, and we anticipate that this trend will continue.

        Sales and marketing expenses.    Sales and marketing expenses decreased by 15.9%, or $332,000, from $2,094,000 in the Comparable Quarter to $1,762,000 in the Current Quarter, and decreased as a percentage of revenue from 19.8% to 18.3%, respectively. Such expenses decreased in absolute dollars and as a percentage of revenue due primarily to marketing programs now run internally, thereby eliminating outside marketing costs and decreased commission and travel costs related to decreased sales volume.

        Research and development expenses.    Research and development expenses decreased by 5.2%, or $101,000, from $1,940,000 in the Comparable Quarter to $1,839,000 in the Current Quarter, but increased as a percentage of revenue from 18.4% to 19.1%, respectively. Research and development expenses decreased in absolute dollars due primarily to certain costs related to the creation of the Company's new Knowledge Management Center product in the Comparable Quarter that are absent in the Current Quarter.

        General and administrative expenses.    General and administrative expenses decreased by 33.9%, or $418,000, from $1,233,000 in the Comparable Quarter to $815,000 in the Current Quarter, and decreased as a percentage of revenue from 11.7% to 8.5%, respectively. General and administrative expenses decreased in absolute dollars and as a percentage of revenue due primarily to improvements in accounts receivable aging that resulted in a decrease in bad debt expense and, to a lesser extent, a decrease in professional fees.

        Income taxes.    The Company's effective tax rate was 36.0% in the Comparable Quarter and the Current Quarter.

Liquidity and Capital Resources

        Since its inception, the Company has funded its operations primarily from cash generated by operations and available cash. The Company's cash flow provided by operations was $478,000 and $1,566,000 for the three months ended September 30, 2001 and 2002, respectively.

        The Company's working capital was $26,312,000 at September 30, 2002.

        The Company invested $63,000 and $88,000 in capital equipment and leasehold improvements in the three months ended September 30, 2001 and 2002, respectively. The Company did not capitalize any software development costs in the three months ended September 30, 2001 or 2002. There are no other material commitments for capital expenditures currently outstanding.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss that may impact the financial position, results of operations or cash flow of the Company due to adverse changes in market prices and rates.

        Our exposure to market risk related changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, consisting primarily of state governmental debt instruments with an initial maturity of more than three months. As of September 30, 2002, our investments totaled $7,900,000, and all such investments have a maturity of less than one year. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of the Company's investments decreased by 100 basis points, the Company's interest income for the quarter ended September 30, 2002 would have decreased by less than $20,000. This estimate assumes that the decrease occurred on the first day of our Current Quarter and reduced the yield of each investment instrument by 100 basis points. The impact on the Company's future interest income and future changes in investment yields will depend largely on the gross amount of the Company's investments.

Item 4.    Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

  (i)
  this Quarterly Report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q, and

  (ii)
  the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

        There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)
Exhibits

99.1	Certification of Chief Executive Officer and President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)
Reports on Form 8-K.

  No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prophet 21, Inc.

DATE: November 14, 2002	By:	/s/ CHARLES L. BOYLE Charles L. Boyle, III, President and Chief Executive Officer (Principal Executive Officer)

DATE: November 14, 2002	By:	/s/ THOMAS M. GIULIANI Thomas M. Giuliani, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION

        I, Charles L. Boyle III, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Prophet 21, Inc. (the "registrant");

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

          (a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ CHARLES L. BOYLE III Charles L. Boyle III Chief Executive Officer and President

CERTIFICATION

        I, Thomas M. Giuliani, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Prophet 21, Inc. (the "registrant");

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

          (a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ THOMAS M. GIULIANI Thomas M. Giuliani Chief Financial Officer and Treasurer

Exhibit Index

99.1	Certification by Chief Executive Officer and President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification by the Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

PROPHET 21, INC. AND SUBSIDIARIES TABLE OF CONTENTS
PART I FINANCIAL INFORMATION Item 1. Financial Statements.
PROPHET 21, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)
PROPHET 21, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In Thousands, Except Per Share Amounts)
PROPHET 21, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)
PROPHET 21, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (In thousands, except per share amounts)
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
Part II OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATION
CERTIFICATION
Exhibit Index